Form 10KSB40
period 2000-06-30
GREAT BEAR INVESTMENTS INC
filed 2000-10-16
CIK 1101046

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                -------------------------------------------------

                                  FORM 10 - KSB

              Annual report pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

(Mark one)

/X/ Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

/ / Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934.

                     For The Fiscal year ended June 30, 2000

                            SECURITY BIOMETRICS, INC
              (Exact name of Small Business Issuer in Its Charter)

                  NEVADA                                     98 020 9119
(State or other jurisdiction of                (I.R.S Employer Identification
incorporation or organization)                               Number)

3838 CAMINO DEL RIO NORTH, SUITE 333,                        92108 - 1789
            SAN DIEGO, CA                                    (Zip Code)
(Address of principal executive offices)

                                 1-619-280-8000
                           (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

              Title of Each Class             Name of Each Exchange on Which
              To be so Registered             Each Class is to be Registered
              -------------------             ------------------------------

              n/a                             n/a

Securities registered under Section 12(g) of the Exchange Act:

                         COMMON EQUITY, PAR VALUE $.001
                                (Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (20 has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this form 10-K.[X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days: $ 65,283,335 as of September 29, 2000.

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of September 29, 2000, there were 50,756,665 shares of common stock outstanding.

                            SECURITY BIOMETRICS, INC.
                                   FORM 10-KSB
                                TABLE OF CONTENTS


No.           Title                                                     Page No.

                                     PART I
Item 1.       Description of Business                                          4
Item 2.       Description of Property                                         19
Item 3.       Legal proceedings                                               19
Item 4.       Submission of Matters to a Vote of Security Holders             19

                                                  PART II

Item 5.       Market for Common Equity and Related Stockholder
              Matters                                                         19
Item 6.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             21
Item 7.       Financial Statements                                            24
Item 8.       Changes in Disagreements with Accountants on
              Accounting and Financial Disclosure                             24

                                                 PART III

Item 9.       Directors, Executive officers, Promoters and Control
              Persons                                                         24
Item 10.      Executive Compensation                                          25
Item 11.      Security ownership of Certain Beneficial Owners and
              Management                                                      25
Item 12.      Certain Relationships and Related Transactions                  26
Item 13.      Exhibits, List and Reports                                      26
              Signatures                                                      29

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

a) BUSINESS DEVELOPMENT

The Registrant (Great Bear Resources, Inc) was incorporated in the State of Nevada on March 12, 1999. The company on May 25, 1999 filed a certificate of amendment changing its name to Great Bear Investments Inc.

On January 5, 2000, the company filed with NASD a 15c2-11 Information and Disclosure Statement. The Registrant's common stock was cleared for trading by NASD on the National Quotation Bureau "Pink Sheets" on May 3, 2000 with the trading symbol "GBIV". No priced quotation had been entered until July 27, 2000.

On July 21, 2000, the company signed a Share Exchange Agreement whereby Great Bear Investments, Inc. agreed to issue 38,256,665 Post roll-forward shares for all of the shares (on a (1) one for (1) one share exchange) of Biometrics Security, Inc. Biometrics Security, Inc then became a 100% wholly owned subsidiary of Great Bear Investments, Inc.

The Registrant on July 21, 2000 approved a forward share split on a (1) one old share for (4) four new share basis. This applied to all the shareholders of record dated August 28, 2000. The name of the company on August 11, 2000 was changed from Great Bear Investments, Inc. to Security Biometrics, Inc. The company was issued a new trading symbol: "SBTI".

b)  BUSINESS OF ISSUER

1)       Nature of Biometrics Security, Inc. Business

Security Biometrics, Inc. was created to specifically develop, market under license and distribute dynamic biometric technologies specific to the security applications of banking and financial transactions. These include, but are not limited to: dynamic gesture recognition technology (GRT), and dynamic signature verification (DSV). It is important to note that, GRT is a dynamic system that can be developed to interpret the biometric characteristics of hand gestures and signatures using sophisticated software algorithms and performed on the proprietary touchpads, which are deemed superior to existing input and pointing technologies.

There is a pressing market pull for a new biometric security interface solution sets with reputed industry leaders and analysts openly declaring the need for new biometric solutions, as well as the utility of gesture devices over the increasingly outdated interface set.

Security Biometrics is seeking to improve and expand the availability of passive and dynamic biometric security systems to be placed under license for marketing and distribution to the banking and financial transaction system.

Security Biometrics is positioning itself as a key provider of biometric security interfaces that will offer a wide array of "end-to-end" solutions targeted towards the specific multi-trillion dollar banking and financial transaction market segments.

The past four decades have seen an astonishing and unprecedented revolution in electronic technology. In the last two decades, with the increase in computing power, miniaturization, and communications technology, losses through fraud to the banking and financial transaction industries have been mounting to staggering proportions fostered by this corollary revolution in information technology. Simultaneously, the number of transaction applications has expanded to match the growth in the Internet and electronic commerce. As a result, people now interact with computers on a daily basis, both at work and in their personal lives.

Despite the rise in electronic transactions, little has been done to bring the user's security interface up to par with current state of biometric technologies. The need for secure access and identification in an increasing number of applications, including banking and financial transactions, corporate security, application and data access, as well as secure identification and access to all sensitive applications and transactions based on the Internet, including but not limited to, electronic commerce, is growing.

This provides Security Biometrics with an exceptional opportunity. The Company's mission, "TO MAKE SECURITY APPLICATIONS FOR BANKING AND FINANCIAL TRANSACTIONS SIMPLE, NATURAL, AND EFFECTIVE"--addresses precisely the present gap in security technology.


DYNAMIC BIOMETRIC TECHNOLOGY

Dynamic biometric solutions measure operative human characteristics such as:

     -   Voice recognition
     -   Signature recognition
     -   Keystroke recognition
     -   Gesture recognition

Dynamic biometric technology identifies individuals based on how they do something. For example, the way someone speaks or writes or types on a keyboard are considered "dynamic" biometrics.

Using the Jane, Hong, Pankanti rating table adapted with SBJ descriptors, dynamic biometrics include those shaded below. It should be noted that Jane, Hong and Pankanti omitted gesture recognition, but it shares many characteristics with the "signature" row below:


                   COMPARISON OF BIOMETRIC TECHNOLOGIES -1998-

                           COLLECTIBILITY        PERFORMANCE            ACCEPTABILITY        CIRCUMVENTION
                           --------------- ------------------------ ---------------------- ------------------
                            EASE OF USE.     VERIFICATION/WORK &           PUBLIC            CIRCUMVENTION.
                                           ENVIRONMENTAL FACTORS.    ACCEPTABILITY, EASE
                                                                           OF USE.
-------------------------- --------------- ------------------------ ---------------------- ------------------
FACE                            high                 low                    high                  low
-------------------------- --------------- ------------------------ ---------------------- ------------------
FINGERPRINT                    medium               high                   medium                high
-------------------------- --------------- ------------------------ ---------------------- ------------------
HAND GEOMETRY                   high               medium                  medium               medium
-------------------------- --------------- ------------------------ ---------------------- ------------------
KEYSTROKES                     medium                low                   medium               medium
-------------------------- --------------- ------------------------ ---------------------- ------------------
HAND VEIN                      medium              medium                  medium                high
-------------------------- --------------- ------------------------ ---------------------- ------------------
IRIS SCAN                      medium               high                     low                 high
-------------------------- --------------- ------------------------ ---------------------- ------------------
RETINAL SCAN                    low                 high                     low                 high
-------------------------- --------------- ------------------------ ---------------------- ------------------
SIGNATURE                       high                 low                    high                  low
-------------------------- --------------- ------------------------ ---------------------- ------------------
VOICE PRINT                    medium                low                    high                  low
-------------------------- --------------- ------------------------ ---------------------- ------------------
FACE THERMOGRAM                 high               medium                   high                 high
-------------------------- --------------- ------------------------ ---------------------- ------------------


SIGNATURE RECOGNITION

Signature biometrics can either be dynamic or static. Static signature verification like that exercised for decades in banks only considers the geometry of written letters. "Dynamic signature verification"(DSV) traces the speed, velocity and pressure exerted during the physical movement of the pen rather than the resulting static signature. DSV technology is primarily concerned with the study of dynamic characteristics such as the movement of a pen during the writing process rather than the static image of what has been written. Aspects of the writing or signature remain relatively constant allowing DSV systems to adopt over time. Tablet based systems often operate using off the shelf digitizers allowing signature biometrics to be a cost effective solution for a number of applications such as computer system access and for dispensing pharmaceuticals.

Key market advantages for DSV include public acceptance and economics. In the 1980's and early 1990's, DSV was considered the most likely selection for financial transactions because of the carryover from current manual authentication practice. People are used to signing their name at the bank. The other big advantage for this method is the low cost of input devices. Writing tablets are a fairly standard, while low cost computer peripherals allow companies in this segment to focus on recognition software. Less prominent disadvantages for signature recognition include a loss of accuracy depending on the emotional and physical state of a person and a certain amount of performance anxiety.

Worldwide revenues for signature recognition in 1999 were estimated to be $US
3.1 million, growing to $US 4.6 million in 2003. Healthcare is the leading worldwide application market for signature recognition. Application markets that follow close behind include welfare and banking. North American market revenues, which represent approximately 85% of worldwide revenues, were estimated to be $US 2.6 million in 1999. Healthcare, followed by banking are the leading North American application markets for signature recognition.

                      LEADING SIGNATURE RECOGNITION VENDORS

                                                      MARKETS SERVED
                       --------------------------------------------------------------------------------
LEADING VENDORS:                   LAW       COMP./
SIGNATURE RECOGNITION    PAC     & ORDER    TELECOM.   IMMIGRATION    WELFARE    BANKING   HEALTHCARE
-------------------------------------------------------------------------------------------------------
Softpro                                                                             X
Checkmate Electronics                        X
Xenetek Corp.                                X                           X          X
PenOp                                                                               X
LCI Technology             X        X        X             X             X          X
-------------------------------------------------------------------------------------------------------

VOICE RECOGNITION

Voice biometrics measure how a speaker says a word rather than what is said. The voice input received by these devices is determined by the size and shape of vocal tracts, mouth, nasal cavities, and lips.(1) Some voice systems identify a specific phrase ("text-dependent") while higher end systems evaluate speech regardless of the words spoken ("text-independent").

Vocal recognition systems have one big advantage and one big drawback. The advantage is that input devices (eg. telephones) are inexpensive and readily available. There is high public acceptance that stems from this history (people are accustomed to being identified over the telephone). The big disadvantage with this biometric is background noise. For cellular telephone applications it is generally necessary to use several different templates including a quiet office, roadside (outdoor) traffic, and the background engine noise of a car interior.

Voice is a favorite input sensor for telecommunication trials with biometric identification. This is a commonsense implementation since invariably telecommunication companies are dealing with customers over the telephone. In the 1999 tabulation of international trials from 1994 through 1997, 8 out of 11 trials used voice recognition systems.(2)

Voice recognition is one of the more active biometric markets in terms of generating revenues. To attest to this, worldwide revenues for voice recognition in 1999 were estimated to be $US 26 million, growing to $US 37.7 million in 2003. Telecommunications and physical access control are the leading worldwide application market for voice recognition. North American market revenues, which represent approximately 100% of the worldwide revenues, were estimated to be $US 26 million in 1999, growing to $US 36 million in 2003.

----------
(1) 'Biometircs: Promising frontiers for emerging identification market, Anil Jain, Lin Hong, Sharath Pankanti, no date listed circa 1998, p.11.
(2) Biometrics Report 1999, Em3.5ma Newham, Calum Bunney, and Carolan Mearns for SJB Services, p. 229.

                        LEADING VOICE RECOGNITION VENDORS

                                                    MARKETS SERVED
                     --------------------------------------------------------------------------------
LEADING VENDORS:                 LAW       COMP./
VOICE RECOGNITION      PAC     & ORDER    TELECOM.   IMMIGRATION    WELFARE    BANKING   HEALTHCARE
-----------------------------------------------------------------------------------------------------
InterVoice-Brite                                                      X           X           X
VeriVoice Inc.                    X          X                        X           X
Veritel Corp.                                X                        X           X
ORGA                   X                     X                                    X           X
ITT Industries         X                     X                                    X
-----------------------------------------------------------------------------------------------------


OVERVIEW OF POTENTIAL PRODUCT USERS: BANKING AND FINANCIAL TRANSACTIONS MARKET

Table below also prioritises revenue streams from the perspective of small, medium and large sized American banks. The contribution from service charges (which include ATM service charges), debit card charges, and visa/MasterCard interchange, credit card accounts and ATM interchange fees are highlighted because they relate bank revenues to transaction types discussed in later sections.

                      TOP 15 RETAIL SOURCES OF BANK INCOME

                                       BANK ASSETS IN MILLIONS OF US DOLLARS
                                    ------------------------------------------------------
                                    $1,000 PLUS           $300 - $999          UNDER $300
------------------------------------------------------------------------------------------
Account Maintenance                      $8,405                  $448                $248
Service Charges                          $7,819                  $559                $242
------------------------------------------------------------------------------------------
Discount Brokerage Services              $2,874                   $26                 $14
Home Mortgages                           $2,658                  $577                $223
Debit Card (on & offline)                $2,197                  $111                 $30
------------------------------------------------------------------------------------------
Sales of Mutual Funds                    $1,997                   $53                 $21
Sales of Annuities                       $1,917                   $66                   -
Installment Loans                        $1,464                  $188                 $98
Personal Trust Services                  $1,443                  $818                $230
Visa/MasterCard Interchange              $1,185                  $125                 $52
------------------------------------------------------------------------------------------
Credit Card Accounts                     $1,149                  $101                 $22
Sales of Insurance Products                $919                   $59                 $45
Exchange Fees                              $893                   $45                 421
ATM Interchange                            $893                  $173                 $25
------------------------------------------------------------------------------------------
                                                      SOURCE: AMERICAN BANKERS ASSOCIATION

FINANCIAL TRANSACTIONS: ATM TRANSACTIONS

The ubiquitous automated teller or "ATM" has eclipsed bank tellers as the workhorse for retail financial transactions in Canada and the United States. There are over 15,000 bank-operated ABMs in Canada and Canadians have access to over 23,506 other ABMs through the Interac network.(3) The average Canadian logs over 50 ABM transactions per year. The penetration of ATM machines in the United States has been similar with over 240,000 units executing transactions worth over 900 million dollars per month.

Since Canadian banks have never been constrained geographically, they are large relative to American Banks. Table below relates the ATM deployment of Canadian banks relative to American banks.

----------
(3) 'Technology and the Service Network', Canadian Bank Facts, Canadian Banker's Association, 1999.

                        TOP 25 NORTH AMERICAN ATM OWNERS

                                            TOTAL ATMS        TOTAL DEBIT CARDS
--------------------------------------------------------------------------------
Bank of America                                 14,000               21,600,000
Bank One Corp                                    8,500                6,212,200
Wells Fargo Bank                                 6,500               12,708,000
Royal Bank of Canada                             4,800                6,300,000
CIBC                                             4,200                6,000,000
Citibank                                         4,000                6,500,000
First Union National Bank                        3,778                4,450,000
US Bancorp                                       3,600                2,768,749
FleetBoston Financial Corp                       3,500                4,100,000
PNC Bank Corp                                    2,827                1,700,000
Keybank                                          2,586                2,900,000
Caisses Populaires et deconomie                  2,296                3,900,000
Firstar Corp                                     2,200                1,742,923
Bank of Nova Scotia                              2,070                3,400,000
The Toronto Dominion Bank                        2,000                3,300,000
SunTrust Bank                                    1,950                1,600,000
Chase Manhattan Bank NA                          1,890                4,200,000
National City Corp                               1,845                2,294,604
Washington Mutual Bank                           1,460                4,365,000
TCF Bank                                         1,406                1,100,807
Washington Mutual Savings Bank                   1,400                3,000,000
Fifth Third Bank                                 1,376                3,821,000
Wachovia Corp.                                   1,375                2,400,000
The Huntington National Bank                     1,350                1,300,000
AmSouth Bancorporation                           1,300                1,386,599
--------------------------------------------------------------------------------
           SOURCE: CARD INDUSTRY DIRECTORY, 2001 EDITION, CREDIT CARD MANAGEMENT


Unit growth of ATMs and related transaction volumes appear to have slowed down since 1997/8. In Table 37 the growth of ATM dispensers and transaction volumes is summarized for the United States. Several variables may have contributed to the apparent drop in transaction volumes. Firstly, from a data collection standpoint, the switch from data collection from March to June may have had some effect.

A second possible causal factor for the slowed increase in ATM usage may be due to a change in customer usage. According to the Debit Card Directory, as more merchants allow customers to take cash back in excess of debit card POS purchases, consumers are probably taking advantage of this option in order to minimize ATM surcharges.(4) This simple transaction evolution paired with consumer familiarity and comfort with debit cards has the potential to curb future ATM penetration.

       US ATM DEPLOYMENT AND TOTAL TRANSACTIONS PER MONTH IN $US MILLIONS

                    TOTAL ATMS         % UP         TRANSACTIONS           % UP
--------------------------------------------------------------------------------
1995                   122,706          12%                807.4            10%
1996                   139,134          13%                890.3            15%
1997                   165,000          19%                  910            10%
1998                   187,000          13%                  930             2%
1999                   227,000          21%                907.4            -2%
2000                   240,000           6%                  920             1%
--------------------------------------------------------------------------------
                   NOTE: JUNE DATA FOR 1989-1998. MARCH DATA FOR 1999 AND 2000.
                                                      SOURCE: BANK NETWORK NEWS.

Through the course of research on ATM losses some reporting anomalies began to emerge. ATM and POS debit card "losses" measured by the ABA in Tables below appear low relative to the volume of transactions discussed earlier in this section. Benchmark Research followed up this query with Jane Yao, one of the ABA analysts that authored the ABA Retail Bank survey. According to Ms. Yao, a variety of reasons may have contributed to financial institutions under reporting actual losses. Suggestions from Ms. Yao included limited communication between bank departments

----------
(4) 'POS Networks', Debit Card Directory, 2001 Edition, p.21.

and the possibility that individual losses may have been recorded as operating expenses. Actual versus reported losses are a hotly contested issue between representatives of the banking and security industries.(5)

                     ATM LOSSES PER BANK IN 1998 SOURCE ABA

                                         BANK ASSETS IN MILLIONS OF DOLLARS
                                   ------------------------------------------------------
                                        UNDER 300            300 - 999        1,000 PLUS
                                   COMMUNITY BANK       MID-SIZE BANKS       LARGE BANKS
-----------------------------------------------------------------------------------------
Average losses per Bank
INCLUDING FRAUD AND OPERATIONS              $ 842              $ 3,425          $ 43,269
-----------------------------------------------------------------------------------------
                                                     SOURCE: AMERICAN BANKERS ASSOCIATION

Tables below break down average service charges for US banks and service providers based on the location of the transaction. If there is any message when it comes to ATM service charges, it is that supplementary security innovations like biometric authentication must occur at a very low marginal cost per transaction given the current legislative and consumer climate.

                 FEES PER TRANSACTION FOR SELECTED ATM FUNCTIONS

                                     AT BANK'S OWN ATMS         AT OTHER INSTITUTION'S ATMS
--------------------------------------------------------------------------------------------
Deposits                                         $ 1.20                              $ 1.00
DDA/savings withdrawals                          $ 1.50                              $ 1.00
Credit Card Advances                             $ 1.50                              $ 1.00
Balance inquiries                                $ 1.35                              $ 1.00
Transfers between Accounts                       $ 1.20                              $ 1.00
Bill payments                                    $ 1.00                              $ 1.00
Surcharges                                       $ 1.50                                  --
--------------------------------------------------------------------------------------------
                                                        SOURCE: AMERICAN BANKERS ASSOCIATION

        FEES CHARGED CUSTOMERS FOR POS ACCESS - MEDIAN FEE CHARGED - 1998

                                                     ALL BANK SIZES COMBINED
--------------------------------------------------------------------------------
Percentage of banks charging fees for Access                  21.0%
Per POS transaction fee                                       $ 0.40
Monthly fee                                                   $ 1.60
Annual fee                                                    $12.00
--------------------------------------------------------------------------------
                                            SOURCE: AMERICAN BANKERS ASSOCIATION

CREDIT CARD TRANSACTIONS

Visa, MasterCard and AMEX are the dominant credit card issuers in North America. While transaction volumes detailed in Tables below may lag those of paper-based cheques, increasingly cheques are regarded as an anchor piece of identification that enables the cheque writing process. Moreover, the convenience of credit cards has positioned them as the "backbone" of emerging consumer transactions on the Internet.

Visa is the consistent leader among credit card issuers. The market shares of the top US credit card issuers is displayed in figure below. In the last 10 years, Visa has maintained its commanding lead in the US in each year with annual market shares staying within the tight range of 44.6% - 48.8%.

----------
(5) 'Checks and Balances', Thomas G. Holland, Security Management, August 1999, Vol. 43, Issue 8, p. 76.

                   FIGURE 3: US CREDIT CARD MARKET SHARE 1999

                                    [GRAPH]

                              SOURCE: 'CREDIT CARD ISSUER'S GUIDE 2001 EDITION',
                                                CREDIT CARD NEWS, JULY 15, 2000.

Transaction volumes fluctuate somewhat more than the market shares of leading credit card issuers. In total terms, transaction volumes have fluctuated between 11-23% over the last 10 years. Table following shows that global charge volumes for US credit card issuers are growing somewhat more quickly than domestic charge volumes.

             US CHARGE VOLUME OF MAJOR US CREDIT CARDS US$ BILLIONS

YEAR        VISA        % UP      MASTERCARD        % UP        AMEX       % UP       TOTAL        %UP

1990       150.3          18            92.6          12        77.6          8       337.0         15
1991       162.0           8            98.2           6        76.6         -1       358.6          6
1992       179.8          11           111.5          14        82.0          7       400.8         12
1993       214.6          19           137.2          23        89.8         10       474.4         18
1994       270.9          26           169.9          24       101.2         13       581.4         23
1995       340.5          26           198.0          16       115.2         14       701.2         21
1996       393.1          15           220.6          11       131.0         14       798.3         14
1997       431.8          10           246.2          12       150.5         15       884.5         11
1998       474.6          10           275.6          12       165.6         10       973.8         10
1999       535.0          13           303.7          10       186.4         13     1,095.7         13
-------------------------------------------------------------------------------------------------------
                                   SOURCE: VISA, MASTERCARD, AMEX FROM 'CREDIT CARD ISSUER'S GUIDE 2001
                                                     EDITION', CREDIT CARD NEWS, JULY 15, 2000, P. 3-4.

           GLOBAL CHARGE VOLUME OF MAJOR US CREDIT CARDS US$ BILLIONS

YEAR        VISA        % UP      MASTERCARD        % UP        AMEX       % UP       TOTAL        %UP
1990       332.4        24.0           199.6        23.0       111.5       12.0       643.5       21.0
1991       384.4        16.0           220.6        11.0       111.5        0.0       716.8       11.0
1992       444.2        16.0           258.1       147.0       117.6        5.0       819.9       14.0
1993       519.0        17.0           309.4        20.0       124.1        6.0       952.5       16.0
1994       630.6        22.0           389.9        26.0       140.9       14.0     1,161.4       22.0
1995       746.0        18.0           489.3        26.0       162.5       15.0     1,397.8       20.0
1996       984.9        25.0           552.8        13.0       184.3       13.0     1,722.0       23.0
1997     1,188.0        21.0           602.1        11.0       209.2       14.0     1,999.3       16.0
1998     1,374.0        16.0           651.3         8.0       227.5        9.0     2,251.7       13.0
1999     1,630.0        18.6           725.9        11.5       254.1       11.7     2,610.0       15.9
-------------------------------------------------------------------------------------------------------
                                   SOURCE: VISA, MASTERCARD, AMEX FROM 'CREDIT CARD ISSUER'S GUIDE 2001
                                                     EDITION', CREDIT CARD NEWS, JULY 15, 2000, P. 3-4.

As with cheques, fraud is only one part of the losses financial institutions experience as part of running a dynamic transaction medium. Table below shows that credit card fraud experienced by US financial institutions has dropped in recent years. Table below also shows that charge offs, which include such items as personal bankruptcy where credit card companies have been unable to collect on all debts, has swelled in magnitude to roughly 4 times the losses due to fraud. The message here for vendors of security equipment is that fraud is only one component of the losses institutions experience when they extend credit card services.

                         US BANK CARD FRAUD $US MILLIONS

                     BANK CARD FRAUD           % UP             CHARGE OFFS              % UP
----------------------------------------------------------------------------------------------
1994                           734.0                                  7,500
1995                           710.0           - 3%                  10,500             + 40%
1996                           751.5           + 6%                  17,400             + 66%
1997                           794.4           + 6%                  22,400             + 29%
1998                           687.4          - 13%                  21,000              - 6%
1999                           660.1           - 4%                  24,900             + 19%
----------------------------------------------------------------------------------------------
                                            SOURCE: 'CREDIT CARD ISSUER'S GUIDE 2001 EDITION',
                                                      CREDIT CARD NEWS, JULY 15, 2000, P. 3-4.

DEBIT/POS TRANSACTIONS

In the United States there are an estimated 200 million debit cards in circulation.(6) Many factors have driven the popularity of debit cards including the ability of non-financial institutions to brand themselves using what was formerly a "bank" card. Moreover the blend in usage between ATM cards and debit cards blurs this category. As was pointed out earlier, more merchants in North America are allowing customers to withdraw cash in excess of purchase, and this small service adaptation has opened the door for increased convenience and reduced ATM service charges.(7)

Three companies dominate US network service providers for POS transactions.(8) Star Systems is the largest provider that after its acquisition of Honor Technologies in 1998 resulted in 88.1 million transactions by March of 1999. The second largest POS service provider is Interlink that is owned by Visa. In March of 1999, Interlink was processing 20.4 million transactions per month. The third largest service provider is NYCE that by March of 1999 was posting 15.6 million transactions per month.

A debit card or ATM transaction is generally a 3-step process that occurs over dedicated telephone lines. At the point of sale, a processor ensures that a PIN in encrypted and sends an electronic message to the network service provider's processor. The network service provider queries the financial institution's processor to ensure that the PIN is correct and that there are sufficient funds for the transfer. The network service provider relays this information to the point of sale where the physical transaction takes place. The entire POS transaction generally takes 5-10 seconds to authorize. Later in the day, the network service provider will provide a summary settlement to the financial institution and the merchant at the POS.

It is important to note that POS/debit transaction volumes depicted in Table 44 are based on a survey of only 28 small banks, 28 medium sized banks and 15 large banks located in the US. While the survey findings are limited in scope, they do tend to show that large banks also tend to dominate online and offline POS/Debit Card transactions. This may represent a commercial and merchant perception that larger banks are more secure or offer more complete POS solutions.

           POS/DEBIT CARD TRANSACTION VOLUME - AVERAGE PER BANK - 1998

                                                    BANK ASSETS IN MILLIONS OF DOLLARS
                                              --------------------------------------------------------
                                                  UNDER $300            $300 - $999       $1,000 PLUS
                                              COMMUNITY BANK         MID-SIZE BANKS       LARGE BANKS
------------------------------------------------------------------------------------------------------
Online # of Transactions                              21,938                163,684           302,586
Online Dollar amount (in $ thousands)                $ 1,201                $ 5,257          $ 10,179
------------------------------------------------------------------------------------------------------
Offline # of Transactions                             63,333                416,952         7,166,131
Offline Dollar amount (in $ thousands)               $ 2,317               $ 12,634         $ 336,006
------------------------------------------------------------------------------------------------------
                                                                  SOURCE: AMERICAN BANKERS ASSOCIATION

Table below shows that POS/Debit card losses for the banks in the same survey are quite modest. Small banks on average experience a couple of thousand dollars of losses per year while larger banks generally experience about a

----------
(6) 'Check Electronifiction: Next Step in Electronic Payments', TRANSACTION TIMES, July/August 2000, Published by Star Systems Inc.
(7) 'POS Networks', DEBIT CARD DIRECTORY 2000, p. 21.
(8) 'POS Networks', DEBIT CARD DIRECTORY 2000, p. 21.

hundred thousand dollars worth of losses. As was discussed earlier, this level of loss was the point of some debate. Benchmark Research followed this up with Jane Yao, one of the ABA analysts that authored the ABA Retail Bank survey. According to Ms. Yao, a variety of reasons may have contributed to financial institutions under reporting actual losses. Suggestions from Ms. Yao included limited communication between bank departments and the possibility that individual losses may have been recorded as operating expenses. Actual versus reported losses are a hotly contested issue between representatives of the banking and security industries.(9)


       CONSUMER & MERCHANT POS/DEBIT CARD LOSSES - AVERAGE PER BANK - 1998

                                        BANK ASSETS IN MILLIONS OF DOLLARS
                                  --------------------------------------------------------
                                      UNDER $300            $300 - $999       $1,000 PLUS
                                  COMMUNITY BANK         MID-SIZE BANKS       LARGE BANKS
------------------------------------------------------------------------------------------
Total POS Losses per Bank                $ 1,690               $ 10,758         $ 127,398
------------------------------------------------------------------------------------------
                                                      SOURCE: AMERICAN BANKERS ASSOCIATION

ECOMMERCE TRANSACTIONS (B2C)

ECommerce is a transaction medium that is rapidly gaining mainstream acceptance in North America. To a great extent, actual transactions use network backbones established by credit card companies who are keen to capitalize on their use as a default medium with new Internet specific media. The increasing pervasiveness of transactions over PCs and the promise of transactions over mobile platforms have inspired security measures both at the log on stage and at the network level.

Currently, credit cards are the backbone payment system for e-tailers. Web companies pay a premium to conduct credit card based transactions with consumers, and the fraud that does occur appears to be a manageable cost of doing business. In a June 2000 survey conducted by ActivMedia Research, of 736 web businesses surveyed only 3% indicated that fraud was a "regular and substantial" problem.(10) This finding is at odds with an August 2000 survey by Gartner Group which determined that 1.15% of all online transactions are fraudulent while only 0.6-0.9% of all off line transactions are fraudulent.(11) Many variables may account for the different findings, but a likely reason is that e-tailers are less experienced than traditional retailers and may consider a given level of fraud the cost of doing business using an emerging medium.

Network service providers recognize that these pioneering retailers are prepared to pay a premium to use their systems. In Gartner's survey of 160 companies, it was determined that on average credit card companies, which are the current backbone of internet transactions, offer e-tailers discount rates of 2.5% plus 30 cents per transaction versus an average of 1.5% plus 30 cents to traditional retailers. Additional costs faced by e-tailers include the cost to enter "internet payment gateways" which can add as much as $0.50 per transaction.

The Gartner survey also found that e-tailers pay more than traditional retailers when it comes to handling charge backs. According to the survey, e-tailers spend 4 times as much as traditional retailers when it comes to resolving this customer service function. The reason for this is that in traditional transactions there is a signed sales slip, which verifies the transaction and takes the onus off the retailer. Online transactions have no such documentation.

Besides the correlation between increased anonymity and increased propensity for fraud, it may be that traditional retailers simply have more experience and expertise at handling various customer service issues. In the ActivMedia survey, Lands End was quoted as saying that since it had launched its online catalogue it had experienced no increase in fraudulent activity.

PKI is a very likely companion to emerging biometrics servicing secured online transactions. Existing American and Canadian legislation recognizing the validity of digital signatures is an important consideration. As of May of 1999 the Canadian Payments Association announced its intention of becoming the root Certification Authority (root CA) for a

----------
(9) 'Checks and Balances', Thomas G. Holland, Security Management, August 1999, Vol. 43, Issue 8, p. 76.
(10) 'Retail Fraud More Prevalent for Online Vendors', Linda Rosencrance, Computer World, July 24, 2000, Vol. 34, Issue 30, p. 20.
(11) 'Retail Internet Fraud is Twelve Times Higher Than Offline Fraud', August 2000, Gartner Group Inc., Stamford Connecticut.

PKI system in Canada so that individuals and businesses would be able to make secure transactions over the Internet. The root CA qualifies certification authorities with the power to issue digital certificates to clients wishing to conduct transactions over the Internet. By March of 2000 the CPA had completed technical specifications for a Canadian PKI system and was awaiting requests for proposal from its members.

Electronic bill payment has been a much-visited concept since the early 1980's. The persistent problem has been that consumers require one location for all of their bills and are not prepared to navigate many myriad systems to accomplish this task. Add this consumer preference to the standoff between banks and billers where each has waited for the other to make the first move and it becomes clear why paper cheques persist. Electronic bill presentment is further discussed in Section 4 as it applies to evolving pilot programs by major financial institutions experimenting with various forms of Internet financial transaction media and biometric safeguards.

Fraud schemes on the Internet have been with us for several years now. Security, confidentiality, and privacy questions undermine the credibility of the Internet as a medium for financial exchange. Measures like PKI and biometric safeguards may be either the key to cleaning up this medium or the forerunners of safeguards on a private (more secure) parallel version of the Internet. For the record, initial fraud schemes on the Internet, which relate to consumers merit mention. Going back to 1997, the American Institute of Certified Public Accountants (AICPA) determined that the following 10 fraud schemes were most common at that time(12):
     -   On-line services                        -   work at home schemes
     -   Merchandise sale                        -   Prizes and sweepstakes
     -   Auctions                                -   Credit card offers
     -   Pyramid schemes                         -   Books
     -   Internet business opportunities         -   Magazine subscriptions


BANKING AND FINANCIAL TRANSACTION FRAUD

In terms of need, initial implementations will probably flow from the highest value/highest risk transactions down to progressively lower value/lower risk transactions.(13) Using this rationale, corporate cash management should be the first candidate. Ben Miller the publisher of the Personal Identification Newsletter has commented, "if you're sending a message to swap a $100 million derivative you want to be surer someone with the necessary authority said it." After corporate cash management, credit cards are the next most likely step for implementation.


BANKING AND FINANCIAL TRANSACTION SECURITY MEASURES

INTERNAL SECURITY MEASURES

Financial institutions are reticent to report incidents of internal theft for public relations purposes.(14) Atalla Inc, a hardware security division at Tandem claims that 70% of banking fraud is conducted with an insider. Therefore internal security represents a large opportunity. Some limited reporting has occurred on the types of internal crimes these institutions generally experience. In banks, these problems generally revolve junior employees that either steal customer cheques or enter into arrangements with criminals. Sometimes professional criminals find work in the accounts payable (or even the mail room) of corporations. When corporations have sloppy internal controls, these kinds of theft can occur for several months.

BANKING AND FINANCIAL BIOMETRIC INITIATIVES

The enthusiasms with which financial institutions have pursued biometric safeguards contradict the relatively low transaction losses reported by the ABA. Actual losses are a hotly contested issue where security industry representatives have an incentive to over report losses and financial institution representatives have an incentive to under state actual losses. Some estimates going back to 1998 suggest that banks need chequing account deposits of $200 per account as a hedge against all forms of fraud. The primary reason transaction fraud is so significant is the

----------
(12) 'Fraud on the Internet', Northern Chapter of the International Association of Financial Crime Investigators, 1997.
(13) Entire paragraph derived from 'Biometrics comes to Life', Orla O'Sullivan, editor, www.banking.com.
(14) Entire paragraph derived from 'Checks and Balances', Thomas Holland, Security Management, August 1999, Vol. 43, Issue 8, p. 76.

proliferation of access points (ATMS, telephone banking, Internet etc.) available to conduct financial transactions. As the volume of individuals and transactions continue to increase through these access points, so to will the technology needed to secure these transactions.

Several major financial services institutions are currently piloting a variety of biometric technologies. In addition to the obvious applications, such as account access or internal network security, a variety of other novel solutions are being deployed and investigated. These solutions are being deployed at the ATM and teller level, in web-based applications, and in securities transactions. As more customers and clients decide to transact business remotely, industry observers believe there will be an increasing need to authenticate users on both ends. And while certificate-based infrastructures can determine that a certain PC or organization is on the other end, and a Private Key infrastructure can determine that a message has not been modified or read in transaction, only biometrics can determine that a given individual authorized or initiated a transaction.

As with electronic bill presentment, the need to find consensus between businesses, financial institutions and consumers has a delaying effect. The International Biometrics Group has noted some major developments in the financial services world listed below. Some of these initiatives have been actively pursued and some will never proceed beyond pilot projects.

     - ING Direct is providing finger-scan biometric authentication for online banking customers.

     - BACOB Bank in Belgium is piloting voice verification for customer account access.


     -    Chase Bank is piloting finger scan technology.


     - Bank United has integrated iris recognition into a number of its ATM's.


     - Wells Fargo owns a 40% stake in InnoVentry, which provides biometric face verification at its check-cashing ATM's.


     -    Charles Schwab is piloting biometric technologies for account access.


     - A Mexican institution is distributing payroll and executing automated purchases with smart cards and biometrics.

     - The FSTC (Financial Services Technology Consortium) is participating in IBG's major round of IT Security and e-commerce testing this summer.


Implementations that go beyond pilot programs are the exception and underline the porous receptivity of this market to new trial systems. In a presentation to the US Senate in 1998 the Purdue Credit Union extolled easy member acceptance of a trial system, yet two years later there is no indication that Purdue Credit Union has maintained its trial. In May of 1999, Bank United which was mentioned in the bulleted list (above) trumpeting an alliance with Diebold and Sensar Inc for an Iris recognition system at three of its branches in the United States. At the time, Bank One was running 12 pilot tests in 9 countries.(15) Since then Bank One does not seem to have gone beyond this pilot.

With software and hardware at acceptable cost levels what remains is the development of consensus around a smaller set of solutions and commitment to a network platform. During this hiatus, the impetus seems to be to get involved in as many new pilot programs as possible. Activity and engagement through such initiatives as voluntary trials opens the door to wider consumer understanding and imaginative administrative thought when it comes to linking new biometric technologies with legacy systems.

Electronic billing is a reasonable model for the chicken and egg predicament faced by biometric vendors trying to penetrate financial institutions. Financial institutions have legacy systems handling high transaction volumes with merchants, businesses and consumers. As long as some of the publics those

----------
(15) 'Bank United, Diebold and Sensar, Inc. Introduct the nation's First Iris Recognition ATM to Texas Consumers', Bank United Press Release, May 13, 1999.

financial institutions remain with existing transaction systems there is a strong temptation to dabble with pilot programs and wait and see. However, at some point, a combination of low unit costs and potential cost savings reach a point where major players commit to a new way of doing business. In this instance, electronic bill presentment is an excellent model for the adoption of biometric technology for mainstream financial transactions.

The other large American contender in the race to enable Internet based transactions is Direct Exchange. Visa has combined with Cisco Systems and Sun Microsystems to develop its DirectExchange network.(16) The proposed network will effectively double Visa's current network capacity with the ability to process 10,000 messages per second and $100 billion in transactions per year. The system is also meant to accommodate customers using PCs as well as mobile eCommerce customers using cell phones, and PDAs. While the system has been designed to accommodate biometric identifiers, none at this point have been specified.

Relating the advanced efforts of electronic bill presentment back to biometrics, it is interesting to ask why e-billing has become a persuasive solution for major players now. Earlier the CPSA view of the cost of alternative payment methods was presented. As a counterpoint, the founder of CheckFree claims that paper bills cost $0.85 to transact versus $0.40 for electronic bills. This cost saving combined with the wide penetration of personal computers and comfort with basic web navigation have coalesced and persuaded major players to commit.

Earlier sections of this document have demonstrated the large gaps in functional security offered by existing transaction systems. There is a great demand for fast, accurate authentication that biometric systems can provide. Continued improvements in technology will bring increased performance at a lower cost. Like the penetration of home computers, it will take several years of experimentation for the general public to go from suspicion to enthusiasm. Biometric authentication, however, is not a magical solution that solves all security concerns. Moreover, authentication will most be layered with complimentary technologies and procedures that build consensus with all the publics involved in financial transactions. A complete systems approach that addresses a variety of security, functional, operational and cost considerations is always necessary. The growth of biometric technology will place greater demand on both biometric system developers and users to work together to address a number of issues, including privacy, testing, infrastructure and standards.

2)       Nature of the Internet Business

     One entity of the Registrant's business is an Internet-based entertainment division that provides a virtual casino entertainment complex (CasinoInterPlex) as a central meeting place for Web Gamblers.

     As well as providing a portal to its own company-operated gambling facilities, the Website provides an interchange environment that allows Web Gamblers to visit other Internet Casino sites that are business members of the CasinoInterPlex.

     Business members of the CasinoInterPlex are independent Internet Casino Operators who not only benefit from additional traffic to their websites, but also by utilizing the various e-commerce-related services of the Company and sharing in CasinoInterPlex earnings by participating in the revenue sharing program.

     Although its business activities have not yet commenced, the Registrant's business revenue will be derived from three principal areas: licensee fees, earnings participation and Company owned and operated sites.

----------
(16) Entire paragraph derived from 'Major E-Payment Initiatives Combat Online
Fraud: Visa and Citigroup Roll Out Payment Infrastructures Designed to Meet Customer Demand, Cheryl Rosen, InformationWeek, July 24, 2000, Isue 796, p.38.

     The Internet Casino Industry today is very new. For example, the oldest being in operation for approximately 4 years. Because of this relative youth, the market is still very much fragmented and customers, or Web Gamblers, have not yet developed strong preferences or unshakeable product loyalty.

     This potentially high profitable market remains largely open and available to any Internet Casino Operator who can not only deliver a product that is innovative and entertaining, but who can also demonstrate the ability to deliver that product in a fashion that is fair, equitable and efficient. CasinoInterPlex plans to provide that type of service and by doing so, to set the standard for Internet Casino Operators.

     CasinoInterPlex will be amongst the first Internet Casino Operators to employ cutting-edge, innovative technologies that include web cameras, voice over data lines, wireless forms of communication links, and other e-commerce services. These enhancements and services, that will be available to all CasinoInterPlex business members, were previously too expensive or unavailable for most individual Internet Casino Operators to provide. Business membership in the CasinoInterPlex will allow these business member operators to provide their patrons with a much greater sense of fairness and security.

     CasinoInterPlex is a virtual landscape, offering the Web Gambler a number of Web Complexes and Towers to explore. Each virtual structure offers a series of floors with various activities available on each floor.

     Upon electronic selection, the Web Gambler is delivered into an entertainment area of choice. Each entertainment area is occupied by a discrete CasinoInterPlex Tenant (Internet Casino Operation), who is registered and eligible to receive benefits from the CasinoInterPlex profit sharing program. All conduct and site operations are governed and regulated by the Company to maintain the integrity of the CasinoInterPlex operation.

     As Web Gamblers enter the main site they can obtain gambling chips and tokens from the CasinoInterPlex Bank (which clears all CasinoInterPlex transactions). All transactions occur on a secure site, which uses a high level of encryption to encode, and then transfer all credit card and personal information. As security and anonymity are assured, the Web Gambler can then start exploring with confidence in the CasinoInterPlex.

     The Web Gambler is characteristic of the click, zoom and gone Web Surfer mentality - the CasinoInterPlex caters to that urge. The CasinoInterPlex profit sharing program rewards those Internet Casino Operators who deliver a Web Gambler to another business member of the CasinoInterPlex. The recipient Internet Casino Operator pays a commission to the House and the Internet Casino Operator who delivers a Web Gambler to another business member's site.

     Any Internet Casino Operator who allows the Web Gambler to leave the CasinoInterPlex forfeits the final "Opening" commission. This provides a built-in incentive for each business member to promote the sites of other CasinoInterPlex business members.

     CasinoInterPlex uses a powerful search engine to find specific targeted Tenants (for variety and uniqueness), and then attracts them to the CasinoInterPlex, and all its products and services. The Tenants who occupy the virtual space can continue to conduct their business in the usual fashion, plus have the opportunity to open the doors to the CasinoInterPlex, at no risk.

     The CasinoInterPlex Company owned site feature all classic casino games, such as: Blackjack, Video Poker, Slots, and Roulette, as well as new International games like Pai Gow, Sic Bo, plus cultural favorites like the Chinese Majiang, the Japanese Pachinko, and international sports betting like the Brazilian Hiline.

     Bets on CasinoInterPlex are placed with chips or tokens that are purchased by Web Gamblers and paid for with either credit cards, bank wire transfers, or checks (OAC). The CasinoInterPlex Bank processes all purchase transactions and payouts.

     Further revenue generation occurs at the site level through banner and classified advertising, and direct marketing. Web Gambler memberships will also be available through subscription to Casino-zone and affinity programs.

     In the short term, CasinoInterPlex expects to gain a modest default market share in this exclusive industry. Time and exposure will increase market share in direct proportion to the desirability of the various CasinoInterPlex member sites and the promotional activities of the business membership.


RISK FACTORS, BANKING AND FINANCIAL TRANSACTIONS MARKETS (SECURITY)

     LACK OF OPERATIONS AND PROFITABILITY

The Registrant is in the development stage and has no history of operations and profits in the Banking and Financial Transaction Security markets.

     UNCERTAINTY OF COMMERCIAL SUCCESS

Although the Registrant is optimistic about its revenues and profitability prospects, there can be no assurances of commercial success.

     COMPETITION

The Registrant is subject to competition in the Banking and Financial Transaction Security markets from other companies. These competitors have been in the business longer than the Registrant and may have larger, more sophisticated and better financed organizations.

     NEED FOR ADDITIONAL FINANCING

The Registrant will require additional financing in order to complete on the licensing and option agreement covering Gesture Recognition Technologies specific to the Banking and Financial Transaction markets. There are no assurances that such financing will be forth coming or that it can be obtained on terms favorable to the Registrant.

     DEPENDENCE ON DSI DATOTECH SYSTEMS INC.

The Registrant is largely dependent upon the efforts and abilities of DSI Datotech Systems Inc.'s technical groups to succeed in the Gesture Recognition Technologies Banking and Financial Transactions markets. There are no assurances that the Registrant can be successful in operating in this business without the full co-operation of DSI Datotech Systems Inc.


RISK FACTORS, INTERNET GAMING

     LACK OF OPERATIONS AND PROFITABILITY.

     The Registrant is in the pre-operational development stage and has no history of operations or profits in the Internet gaming industry.

     UNCERTAINTY OF COMMERCIAL SUCCESS.

     Although the Registrant is optimistic about its revenue and profitability prospects, there can be no assurances of commercial success of its CasinoInterPlex product. Furthermore, the Internet gaming industry is relatively new and in the midst of rapid change, growth and uncertainty. There can be no assurance that the Registrant will be able to keep up with the pace of technological change or fund its growth.

     COMPETITION.

     The Registrant is subject to competition in the Internet based entertainment business from other companies that compete with similar products and services. These competitors have been in the business longer than the Registrant and may have larger and more sophisticated organizations with better-experienced and larger executive and operating staffs. There can be no assurance that the Registrant's prospects will not be adversely affected by competition from these companies.

     NEED FOR ADDITIONAL FINANCING.

     The Registrant will require additional financing in order to establish profitable operations. There is no assurance that such financing will be forthcoming, or that it can be obtained on terms favorable to the Registrant.

     DEPENDENCE ON MANAGEMENT.

     The Registrant is largely dependent upon the efforts and abilities of its management team to succeed in the Internet based entertainment business. The management team has particular experience and gaming industry contacts. There is no assurance that the Registrant can be successful in operating the business, if the services of the management team become unavailable.

     COMPLIANCE WITH TERRITORIAL LAWS AND REGULATIONS.

     There currently exists a great deal of uncertainty and disagreement over whether existing laws and regulations apply to Internet gambling and whether territorial governments have the authority and/or ability to govern commerce on the Internet. Although the Registrant believes that its business is in full compliance with territorial laws and regulations, there are no assurances that a territorial jurisdiction, or agency thereof, will not charge the Registrant with the contravention of a law or regulation. Furthermore, there are no assurances that the government of a territorial jurisdiction will not enact a new law or regulation that would make the Registrant's business unlawful.

c)  REPORTS TO SECURITY HOLDERS

         1) On May 26, 2000 the company filed with the Security and Exchange Commission a SEC Form 10-SB Registration Statement in order to become a fully reporting company. An amended Form 10-SB/A1 was further filed on June 21, 2000, clarifying questions raised by the SEC. This Registration Statement became automatically effective as of 60 days from the date of filing and consequently the Registrant is required to file annual reports in accordance with the Securities Exchange Act of 1934.

         2) The company has filed the following reports with the SEC:


DATE FILED        FORMS             CIK CODE                       COMPANY NAME         FORMAT
----------------------------------------------------------------------------------------------
05-26-2000        10-12G            1101046          Great Bear Investments Inc         [text]
05-26-2000        10SBI2G           1101046          Great Bear Investments Inc         [text]
06-21-2000        10SBI2G/A         1101046          Great Bear Investments Inc         [text]
09-28-2000        NT 10-K           1101046          Great Bear Investments Inc         [text]

         3) The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is (http://www.sec.gov). The Registrant's Internet address is www.sigbio.com.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Registrant's principal office is located at 3838 Camino Del Rio North, Suite 333, San Diego, CA, 92108. This office acts as the Registrant's U.S. office and is approximately 1,300 square feet and is shared with the Registrant's U.S. Counsel at no cost to the Registrant.

Biometrics Security, Inc.'s biometric security business is located at 214-1118 Homer St, Vancouver and covers a space of approximately 400 sq. ft. This space is leased under a two year contract at $1050 USD per month.

ITEM 3.  LEGAL PROCEEDINGS

         The Registrant is not involved in any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         An Action by Written Consent of the Shareholders of Great Bear Investments, Inc. provided for the consent and adoption of the following during the fourth quarter of the fiscal year of this report.

         1) Approval for the corporation to undertake a forward share split of four (4) new shares for each one (1) share issued by the corporation.

         2) Approval of the acquisition, subject to the appropriate due diligence, of BIOMETRICS SECURITY INC., via the issuance of 38,256,665 post forward split shares of restricted stock in exchange for all of the issued and outstanding shares of BIOMETRICS SECURITY, INC.

         3) Approval to Amend Article FIRST of the Articles of Incorporation to change the corporation name to "SECURITY BIOMETRICS, INC."

                       CONSENT OF SHAREHOLDERS (APPROVED)

Shares authorized to vote                                             3,125,000
Shares voted for consent                                              1,855,000
                                    a) For                            1,855,000
                                    b) Against                                0
Percentage of shares in favor of consent                                 59.26%


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         a) MARKET INFORMATION: The Registrant's common stock was cleared for trading by NASD on the National Quotation Bureau Pink Sheets on May 3, 2000 with the trading symbol "GBIV". No priced quotation had been entered until July 27, 2000. On July 21, 2000 the company rolled forward their shares on a (4) four new for (1) one old share basis and changed its name to Security Biometrics Inc., new trading symbol SBTI, National Quotation Bureau "Pink Sheets". As of September 24, 2000, there were 50,756,665 shares of the Registrant's common stock issued and outstanding.

The Registrant's common stock trades on the NASD OTC Pink Sheets under the symbol SBTI. The Registrant's common stock price as of the close of business on September 29, 2000, was $5.125 per share.

PRICE RANGE: The following is the range of the high and low bids for the Registrant's common stock for each quarter within the last two fiscal years as determined by the over-the-counter market. Quotations reflect inter-dealer prices, without retail market, markdown or commission and may not represent actual transactions.

----------------- ----------------------------- ----------------------------- -----------------------------
                              1998                          1999                          2000
    QUARTER       ----------------------------- ----------------------------- -----------------------------
                    HIGH BID        LOW BID       HIGH BID        LOW BID       HIGH BID        LOW BID
----------------- -------------- -------------- -------------- -------------- -------------- --------------
March
----------------- -------------- -------------- -------------- -------------- -------------- --------------
June
----------------- -------------- -------------- -------------- -------------- -------------- --------------
September                                                                        $14.00          $4.00
----------------- -------------- -------------- -------------- -------------- -------------- --------------
December
----------------- -------------- -------------- -------------- -------------- -------------- --------------

HOLDERS:  The Registrant has approximately 120 common stock shareholders.

DIVIDENDS: The Registrant has never paid a cash dividend. It is the present policy of the Registrant to retain any extra profits to finance growth and development of the business. Therefore, the Registrant does not anticipate paying cash dividends on its common stock in the foreseeable future.


b)       RECENT SALES OF UNREGISTERED SECURITIES

RECENT SALES: The Registrant had the following stock issuances on March 1, 2000. All of these shares were sold by the officers and directors of the Registrant and no underwriters were utilized.

         1) On March 22, 1999, 2,000,000 shares of common stock at $.005 per share were issued pursuant to a Regulation D, Rule 504 Offering for a total Offering of $10,000.

         2) On May 26, 1999, 855,000 shares of common stock at $.03 per share were issued to the Directors of the Registrant for a total offering of $26,650.

         3) On June 6, 1999, 70,000 shares of common stock at $.05 per share were issued for consulting services.

         4) On September 30, 1999, 200,000 shares of common stock at $.05 per share were issued pursuant to a Regulation D, Rule 504 Offering for a total offering of $10,000.

         b) EXEMPTIONS FROM REGISTRATION: With respect to the issuance of the 2,000,000 common shares listed at Item 1 and the 200,000 common shares listed at item 4, such issuances were made in reliance upon the private placement exemptions provided by Section 4(2) of the Securities Act of 1933 as amended, (the "Act"), SEC Regulation D, Rule 504 of the Act and Nevada Revised Statutes Sections 78.211, 78.215, 78.3784, 8.3785 and 78.3791) collectively the
"Nevada Statutes").

With respect to the issuance of the 855,000 common shares listed at item 2 and the 70,000 shares listed at item 3, such issuances were made in reliance upon the private placement exemptions provided by Section 4(2) of the Act and the Nevada Statutes.

In each instance, each of the share purchasers had access to sufficient information regarding the Registrant so as to make an informed investment decision. More specifically, each purchaser signed either a written Subscription Agreement or a Consulting Agreement with respect to their financial status and investment sophistication wherein they warranted and represented, among other things, the following:

         1. That they had the ability to bear the economic risks of investing in the shares of the Registrant.

         2. That they had sufficient knowledge in financial, business, or investment matters to evaluate the merits and risks of the investment.

         3. That they had a certain net worth sufficient to meet the suitability standards of the Registrant.

         4. That the Registrant has made available to them, his counsel and his advisors, the opportunity to ask questions and that he has been given access to any information, documents, financial statements, books and records relative to the Registrant and an investment in the shares of the Registrant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 6.1 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION FOR BANKING AND FINANCIAL TRANSACTION SECURITY

PHASE I: SECURITY BIOMETRICS, INC. OPTIONS TO LICENSE DSI DATOTECH SYSTEMS INC. GESTURE RECOGNITION TECHNOLOGY

Security Biometrics Inc. has optioned to license from DSI Datotech Systems Inc. its existing proprietary property, which is all intellectual property rights in the Gesture Recognition Technology (the "Technology"), including without limitation, (i) any and all patent applications filed worldwide based upon the Technology, including any and all continuations, divisions and continuations-in-part thereof, and all patents, inventor's certificates, utility models and the like issuing therefrom worldwide, including any and all re-examinations, reissues, renewals and extensions thereof, (ii) any copyrightable or copyrighted works based upon the Technology, including computer software and computer programs, (iii) any confidential or proprietary know-how and information regarding the Technology, (iv) any trademarks and trade names associated with the Technology, whether or not registered, and (v) all fixed representations, hardware, hard copies, computer-readable media and other tangible implementation of the Technology (collectively, the "Proprietary Property"), patent rights, copyrights, trademarks and trade secret rights. "Existing Proprietary Property" shall also include patent rights in the Technology that are pending as of the date hereof.

The option to licensed Items shall mean the interfaces and software for executing banking and financial transactions. The exclusive licensing right is for the exploitation of the Technology worldwide through a license agreement. Security Biometrics Inc. has paid to DSI Datotech Systems Inc., $320,000 US Dollars fully creditable towards the US$ 8 million, which may be owed to Datotech pursuant to the execution of the License Agreement.

Datotech Technology will develop for Security Biometrics, Inc. a gesture recognition based technology that will demonstrate, beyond any reasonable doubt their potential for biometric security applications utilizing a PC system based multi-touch gesture recognition. Datotech commits to use its best efforts to make this prototype available, at a charge of $3,000,000 US Dollars to Security Biometrics Inc., within 12 months of the delivery of $3,000,000 US Dollars to Datotech. This charge of $3,000,000 US Dollars is fully creditable towards the US$8 million that may be owed to Datotech

Security Biometrics Inc. has a genuine interest in commercializing the Technology but shall not be obligated to exercise the Option granted hereunder and may refuse to execute the License Agreement.

PHASE II:         FINANCIAL REQUIREMENTS TO EXECUTE THE OPERATIONAL PLAN

In consideration of the option granted to Security Biometrics Inc. hereunder, Security Biometrics Inc. shall pay Datotech the amount of $320,000 US Dollars, which shall be fully creditable towards any amounts due Datotech under the License Agreement. Said $320,000 US Dollars shall be due and payable within two months of the signing of this Option Agreement. Security Biometrics Inc. shall pay Datotech $3,000,000 US Dollars within eleven months of signature of the Option Agreement. Datotech will exclusively apply the $3,000,000 payment towards the development of the Prototype. "Prototype" shall mean a device using Datotech Technology that will demonstrate, beyond any reasonable doubt, multi-touch gesture recognition and individual gesture patterns utilizing a PC system. Datotech commits to use its best efforts to make this prototype available at this charge of $3,000,000 US Dollars to Security Biometrics Inc., within 12 months of the delivery of this $3,000,000 US Dollars to Datotech. Upon the exercise by Security Biometrics Inc. of the Option granted hereunder and the signing of the License Agreement, Security Biometrics Inc. shall pay Datotech the amount of $8 Million US Dollars less the above amount of $3,320,000 US Dollars paid to Datotech within the terms of this Agreement. Security Biometrics Inc. must exercise its Option within three months of the time a reasonably acceptable prototype is made available to Security Biometrics Inc. by Datotech. In addition, Security Biometrics Inc. or its assignee grants to Datotech a perpetual non-dilative twenty percent (20%) Common Share Interest in Security Biometrics Inc. or the assignee of the Option and License Agreements upon the signing of the Licensing Agreement.

Security Biometrics Inc. intends to finance the US$8 million cash requirement in order to develop the GRT based security technology and exercise the worldwide license through the following series of financings:

-    US$5 million to cover development costs and general corporate use
-    US$25 million to develop the marketing and business development team

ITEM 6.2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION FOR INTERNET GAMING

The first year of operation, the period covered by the Registrant's business plan, will be a development phase during which the Registrant will be putting its Web site in place, establishing its relationships with various service providers, securing gaming software and government licenses, testing its facilities, and developing staffing and promotional plans for the second year's operational phase.

The Registrant has the benefit of executive officers that have the expertise and wherewithal to undertake most of the planning, research and development for the project. During the term of its business plan, product Research and Development (R&D) will be minimal. The Registrant has no plans to develop any of its own products and will not be undertaking any product research during the first year. Instead, like the vast majority of its competitors, the Registrant will contract with software suppliers to lease its gaming products on a pay-as-you-go basis. The minimal R&D costs that the Company will incur will be as a result of sourcing and acquiring suppliers. These costs are included in the relevant expenditure categories listed below.

The Registrant has no plans to hire staff during the period covered by its initial business plan. All work requiring outside expertise is being contracted. Software and service providers are being contracted in a fashion that will enable the Company to provide the best games and facilities available on a strictly monthly pay-as-you-go service fee basis. This will greatly reduce the requirement for up-front cash and allow the Registrant added flexibility in its promotional activities beginning in year two.

         FINANCIAL REQUIREMENTS.

         The Registrant has financed its development activities to date from sales of common stock to a limited number of investors. The Registrant lacks sufficient funds to commence operations and the implementation of its growth strategy is dependent upon its ability to raise equity financing through future private placements.

         The Registrant is seeking to raise in excess of $200,000 through a private offering, which is expected to provide adequate capital to sustain the Registrant's growth over the next year.

         The following schedule provides a summary of the anticipated expenditures by major area of activity.

         EXPENDITURES
                  Web Site Development                              $72,000



                  Web Server                                        $25,000
                  ISP & Hosting Services                            $10,000
                  Software                                          $10,000
                  Contract Negotiations                             $10,000
                  Travel & Accommodations                           $10,000
                  Gaming License                                    $25,000

                  Advertising & Promotion                           $25,000
                  Communications                                     $6,000
                                                                   --------

                                                       TOTAL:      $200,000
                                                                   ========

         WEB SITE DEVELOPMENT. Web Site Design and Development will be the backbone of the operation and will begin on completion of the above funding. It will be done on a contract basis and will be continual throughout the first year.

         WEB SERVER. Initially, web site development will be facilitated on equipment supplied by the contract web site developer. Towards the end of the first 12 months, CasinoInterplex will purchase its own equipment and have software loaded in readiness for Phase II, the start of regular commercial operations in year two.

         ISP & HOSTING SERVICES. ISP and Hosting Services involve several aspects of the CasinoInterplex operation. Initially, a modest monthly fee will be paid to the contract web design and development company for hosting the CasinoInterplex web site on their server. Towards the end of the year, the Company will establish its own server and pay the necessary licensing, telecommunications, and ISP fees.

         SOFTWARE. The software costs indicated above is for the basic operating system and administrative software necessary to run the web server.

         CONTRACT NEGOTIATIONS. This expenditure item refers to consulting and legal fees associated with negotiating the games software license(s) and securing a government gaming license to operate an online casino.

         TRAVEL AND ACCOMMODATIONS. This item refers to costs associated with the travel necessary to secure a gaming license, the game software license(s) and a suitable Service Provider.

         GAMING LICENSE. The government license required to operate an Internet Gaming Facility.

         ADVERTISING AND PROMOTION. Advertising and promotion costs encompass a number of items, such as Affiliate Program Software, promotional materials, banner advertising, meeting expenses and print advertising. These costs are relatively low at this time, because the bulk of advertising and promotion will take place after the first 12 months, when the company enters into its operational phase.

         COMMUNICATIONS. Communications costs refer to expenditures on telecommunications, postage and courier charges. They will occur on an ongoing basis throughout the year.

         As indicated previously, the first year of operation will be a development phase, whereby the Company will be putting its web site in place, establishing its relationships, with various service providers, securing gaming software and government licenses, and testing its facilities and developing staffing plans and promotional activities for the second year's operational phase.

         CasinoInterplex is fortunate in that its executive officers have the expertise and wherewithal necessary to undertake themselves most of the planning and development work required during the first year.

         The Company has no plans to hire staff during the first 12 months. All work requiring outside expertise is being contracted. Software and service providers too are being retained in a fashion that will enable the company to provide the best games and facilities available on a strictly pay-as-you-go monthly service fee basis. This will greatly reduce the requirement for up-front cash and allow the company added flexibility in its promotional activities that will begin in earnest in year two.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Financial Statements are referred to in Item 13, listed in Part F/S and filed and included elsewhere herein as a part of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Registrant's principal independent accountant has not resigned, declined to stand for re-election, nor were they dismissed. The principal accountant's report on the financial statements for the last year contains no adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles. There have been no disagreements with any former accountants or any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth information regarding the directors, executive officers, promoters and control persons of the Registrant as of June 30, 2000.


         NAME                       AGE          POSITION                TERM            SERVED SINCE
         ----                       ---          --------                ----            ------------
1. Alan Wilson                      49           President/              1 year        March 12, 2000
                                                 Director

2. Tanis Cornwall                   54           Secretary/              1 year        March 12, 2000
                                                 Director

3. Michael Tomlinson                34           Director                1 year        March 12, 2000


The following table sets forth information regarding the directors, executive officers, promoters and control persons of the Registrant as of the date hereof.


         NAME                       AGE          POSITION                   TERM         SERVED SINCE
1. George Gould                     62           President/               1 year        July 19, 2000
                                                 Director

2. Tanis Cornwall                   54           Secretary/               1 year       March 12, 2000
                                                 Director

3. Kenneth Barr                     50           Director                 1 year       Sept. 29, 2000

1. MR. GOULD'S career in the Finance Industry started in 1961, where he worked for 12 years. In 1973, he began a career in banking, where he held various senior management positions

2. MS. CORNWALL graduated from the University of British Columbia with a B.Sc. (Agri.) in 1970. Since 1983, as a self-employed businesswoman, she has been involved in the investment field.

3. MR. BARR brings to Security Biometrics' Board of Directors over 30 years of business judgment in successfully bringing new high technologies to the market.

         Mr. Barr is currently President and CEO of Combined Telecom Inc., a facilities-based national competitive local exchange carrier, providing a full suite of communications services. Prior to that, Mr. Barr was the Chief Operating Officer of Cygnal Technologies, a leading provider of communications services across Canada.

         Mr. Barr also served as President - Business Communications Systems, for Lucent Technologies, Canada, for six years. At that time, he was also the Executive Vice-President and Chief Operating Officer of the Canadian holding company for Lucent Technologies Canada. Mr. Barr also served as Vice President of TTS and Nortel's Director of Marketing.

ITEM 10. EXECUTIVE COMPENSATION.
Note: Presently no compensation or remuneration is being awarded to any individual or entity.
                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

------------------------ ----------------- -------------------- --------------------- -----------------------
                                            PERCENT OF TOTAL
                            NUMBER OF         OPTIONS/SARS
                            SECURITIES         GRANTED TO         EXERCISE OR BASE
         NAME               UNDERLYING        EMPLOYEES IN          PRICE ($/SH)         EXPIRATION DATE
                           OPTIONS/SARS        FISCAL YEAR
                           GRANTED (#)
------------------------ ----------------- -------------------- --------------------- -----------------------
     Kenneth Barr            250,000             25.64%                $1.00             August 21, 2005
------------------------ ----------------- -------------------- --------------------- -----------------------
     George Gould            250,000             25.64%                $1.00             August 21, 2005
------------------------ ----------------- -------------------- --------------------- -----------------------
     George Davis            150,000              9.75%                $1.00             August 21, 2005
------------------------ ----------------- -------------------- --------------------- -----------------------
     George Lensen           100,000              9.75%                $1.00             August 31, 2005
------------------------ ----------------- -------------------- --------------------- -----------------------
     Stephen Henry           250,000             25.64%                $1.00             August 21, 2005
------------------------ ----------------- -------------------- --------------------- -----------------------
   Fazilat Chaudnary          25,000              2.56%                $1.00             August 31, 2005
------------------------ ----------------- -------------------- --------------------- -----------------------


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as to the shares of common stock owned as of September 29, 2000.

I. Each person who beneficially owns so far as the Registrant has been able to ascertain, more than 5% of the 50,756,665 outstanding shares of the Registrant.

II.      Each director.

III.     Each of the officers named in the summary compensation table.

IV. All the directors and officers as a group unless otherwise indicated in the footnotes on the table is subject to community property laws where applicable, the persons as to whom the information is given has sole investment power over the shares of common stock.

NAME                       PRINCIPAL BENEFICIAL OWNER             NUMBER OF SHARES      PERCENT
----                       --------------------------             ----------------      -------
1. Gesture Recog-          CIBC Trust and Merchant                37,500,000             74.27%
    nition Techno-         Bank (Barbados) Limited
    logies (GRT)           Beneficiaries:
    International          "Jason Taylor" and "Candice Taylor"



    Limited.

2. George Gould                                                    0                         0%

3. Kenneth Barr                                                    0                         0%

4. Tanis Cornwall                                                  1,140,000              2.25%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

WAYNE TAYLOR/JASON AND CANDICETAYLOR

Wayne Taylor is the original owner of the License and option agreement that was assigned to Biometrics Security Inc. and is the father of Jason and Candice Taylor.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS: The following documents are filed herein as Exhibit Numbers 2, 3, 5, 6 and 7 as required by Part III of Form 1-A:

          EXHIBIT NO.               DESCRIPTION
          -----------               -----------
             2                      CHARTER AND BY-LAWS

                  2.1               Certificate of Amendment of Articles of
                                    Incorporation of Great Bear Investments,
                                    Inc. changing name to "SECURITY BIOMETRICS, INC."

                  2.2               Articles of Incorporation of Biometrics
                                    Security, Inc.

                  2.3               By-Laws of Biometrics Security, Inc.

             3  NONE                INSTRUMENTS DEFINING THE RIGHTS OF SECURITY
                                    HOLDERS

             5  NONE                VOTING TRUST AGREEMENTS

             6                      MATERIAL CONTRACTS

                  6.1               Stock Exchange Agreement between Security
                                    Biometrics, Inc. and Biometric Security,
                                    Inc. Shareholders

                  6.2               Consulting Agreement between Security
                                    Biometrics, Inc.  and  LK & Z Advisory
                                    International, Inc.

                  6.3               Exclusive License Agreement  and Option
                                    Agreement Between DSI Datatech Systems Inc.
                                    and Biometrics Security, Inc.

             7  NONE                MATERIAL FOREIGN PATENTS

           27                       FINANCIAL DATA SCHEDULE


         (b)  REPORTS ON FORM 8-K:  None

                                    PART F/S

                  The following financial statements are submitted pursuant to the information required by Item 310 of Regulation S-B.


                              FINANCIAL STATEMENTS


         NO.             DESCRIPTION
         ---             -----------
         FS-1            Security Biometrics, Inc. Audited Balance Sheets as of
                         June 30, 2000 and 1999.


         FS-2            Security Biometrics, Inc. Audited Statements of Loss
                         For The Periods Ended June 30, 2000 and 1999.

         FS-3            Security Biometrics, Inc. Audited Statements of
                         Stockholders' Equity For The Periods Ended
                         June 30, 2000 and 1999.

         FS-4            Security Biometrics, Inc. Audited Statements of Cash
                         Flows For The Periods Ended June 30, 2000 and 1999.


ITEM 14.  SUBSEQUENT EVENTS

1. On July 19, 2000, Mr. Michael Tomlinson resigned and Mr. George Gould was appointed as a director of the company.

2. On September 8, 2000, Mr. Alan Wilson resigned as the company president and director and Mr. George Gould was appointed the acting President.

3. On September 12, 2000, Security Biometrics, Inc. (SBTI), Biometrics Security, Inc. (BSI), and a majority of BSI Shareholders have agreed to exchange all of the Shares of BSI for Shares of SBTI on a Share for Share basis. This makes Biometrics Security, Inc. a 100% wholly owned subsidiary of Security Biometrics, Inc.

Biometrics Security, Inc. is in the business to specifically develop, market under license and sell static and dynamic biometric technologies specific to the security applications of banking and financial transactions. These include, but are not limited to: dynamic Gesture Recognition Technology (GRT), static biometric finger and palm print systems, retinal scanning and voice recognition systems. GRT is a dynamic system that interprets hand gestures or signatures using sophisticated software algorithms performed on patented proprietary touch pads. GRT is deemed superior to existing pen input and existing signature recognition technologies.

Biometrics Security, Inc. is positioning itself as a key provider of biometric security interfaces that will offer a wide array of "end to end" solutions targeted to specific multi-trillion dollar banking and financial transaction markets.

4. Mr. George W. Lensen, R. Craig Barton and George Davis effective September 15, 2000 was appointed to the company's Advisory Board.

George W. Lensen's career as an officer in the Royal Canadian Mounted Police covered a period of some 25 years at which time he retired as an inspector. Mr. Lensen brings to the advisory board extensive experience and expertise in the fields of forensic identification and biometric applications, and is considered an expert on photography, physical and footwear evidence and pioneered work in fingerprint detection with the 7,8 Benzo-flavone process.

Mr. Lensen was responsible for all Crime Stopper and Crime Prevention programs in British Columbia.

He has a MBA Masters of Business Administration in International Management, and is currently the President of Smart Tips International and Chief Executive Officer of TRS International.

R. Craig Barton is the President, C.E.O. and C. O.O. of Barton Insurance Brokers LTD. He began his career with the organization in 1973 in Prince George, British Columbia. Since becoming President in 1986, Barton Insurance Brokers Ltd. is now the largest insurance brokerage in the province with over 50 locations throughout British Columiba. In 1999, the company joined Hub International Limited, publicly trading on the Toronto Stock Exchange. R. Craig Barton also holds the positions of Director and Vice President of Hub International Limited. Mr. Davis is a barrister and Solicitor specializing in lender liability litigation, asset protection through living estate planning and corporate reorganization both in Canada and the USA. He is a Single Practitioner at George Davis and Company Law Corp. from 1989 to present. Mr. Davis' clients include some of the largest banks both domestically and internationally, the Government of Canada - consultant of bankruptcy law and examiner of Trustees in bankruptcies.

5.       The Company retained the services of LK & Z Advisory International Inc.

LK&Z Advisory International Inc., with offices in Calgary, Montreal and Zurich, offers Public Relations, Investor Awareness and introductory services to North American corporations, in Europe, as well as advisory services on Private Placements, Mergers and Acquisitions. The company maintains strong working relationships with Private Investors, European Institutional Investors, Portfolio Managers, Bankers, Financial Analysts, Market Makers, and Financial Journalists.

LK&Z Advisory International Inc., in conjunction with its European Associates, will assist Security biometrics by introducing the company to its broad base of investors in the European Investment community. This exposure to the European community will provide Security Biometrics with a broader potential shareholder base and a large pool of potential sources of capital for future financing.

                            SECURITY BIOMETRICS, INC.
                     (FORMERLY GREAT BEAR INVESTMENTS, INC.)
                          AUDITED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES




A.       FINANCIAL STATEMENTS

         Report of independent certified public accountants

         Balance sheets, June 30, 2000 and 1999

         Statements of loss for the periods ended
              June 30, 2000 and 1999

         Statements of stockholders' equity for the periods ended
              June 30, 2000 and 1999

         Statements of cash flows for the periods ended
              June 30, 2000 and 1999

         Notes to financial statements


B.       FINANCIAL STATEMENT SCHEDULES

Schedules are omitted because of the absence of the conditions under which they are required, or because the information required by such omitted schedule is contained in the financial statements or the notes thereto.

                                  [LETTERHEAD]


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders
Security Biometrics, Inc.
(Formerly Great Bear Investments, Inc.)

We have audited the accompanying balance sheets of Security Biometrics, Inc. (formerly Great Bear Investments, Inc.) (a development stage enterprise) as of June 30, 2000 and 1999, and the related statements of loss, stockholders' equity, and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Security Biometrics, Inc. (formerly Great Bear Investments, Inc.) (a development stage enterprise) as of June 30, 2000 and 1999, and the results of its operations and cash flows for the periods then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company is not currently engaged in a business and has suffered losses from development stage activities to date, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                          /s/ BATEMAN & CO., INC., P.C.

Houston, Texas
October 10, 2000

                                                       SECURITY BIOMETRICS, INC.
                                         (FORMERLY GREAT BEAR INVESTMENTS, INC.)
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                                  BALANCE SHEETS
                                                          JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------


                                                                                          2000               1999
                                                                                ---------------    ---------------
ASSETS
  Current assets:
    Cash                                                                              $  2,262           $ 25,650
    Prepaid expenses                                                                         -              2,954
                                                                                ---------------    ---------------
      Total current assets                                                               2,262             28,604
                                                                                ---------------    ---------------
      Total assets                                                                    $  2,262           $ 28,604
                                                                                ===============    ===============


LIABILITIES
  Current liabilities
    Accounts payable and accrued expenses                                             $  4,126           $      -
    Accounts payable, related party                                                     10,548
                                                                                ---------------    ---------------
      Total current liabilities                                                         14,674                  -
                                                                                ---------------    ---------------

  Commitments and contingencies                                                              -                  -

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 100,000,000 shares authorized,
     3,125,000 and 2,925,000 shares issued and outstanding                               3,125              2,925
  Capital in excess of par value                                                        46,025             36,225
  Deficit accumulated during the development stage                                     (61,562)           (10,546)
                                                                                ---------------    ---------------
      Total stockholders' equity                                                       (12,412)            28,604
                                                                                ---------------    ---------------
      Total liabilities and stockholders' equity                                      $  2,262           $ 28,604
                                                                                ===============    ===============


THE ACCOMPANYING NOTES ARE AN ITEGRAL PART OF THESE STATEMENTS.

                                                       SECURITY BIOMETRICS, INC.
                                         (FORMERLY GREAT BEAR INVESTMENTS, INC.)
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                        STATEMENTS OF LOSS FOR THE PERIODS ENDED
                                                          JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------


                                                                    INCEPTION,                                     INCEPTION,
                                                                March 12, 1999                                 March 12, 1999
                                                                       through             Year Ended                 through
                                                                      June 30,               June 30,                JUNE 30,
                                                                          2000                   2000                    1999
                                                            -------------------     ------------------     -------------------
Revenues                                                        $            -          $           -           $           -
                                                            -------------------     ------------------     -------------------


General and administrative expenses                                     61,562                 51,016                  10,546
                                                            -------------------     ------------------     -------------------
    Total operating expenses                                            61,562                 51,016                  10,546
                                                            -------------------     ------------------     -------------------
    (Loss) before taxes                                                (61,562)               (51,016)                (10,546)
                                                            -------------------     ------------------     -------------------

Provision (credit) for taxes on income:
  Current                                                                    -                      -                       -
  Deferred                                                                   -                      -                       -
                                                            -------------------     ------------------     -------------------
    Total provision (credit) for taxes on income                             -                      -                       -
                                                            -------------------     ------------------     -------------------
    Net (loss)                                                  $      (61,562)         $     (51,016)          $     (10,546)
                                                            ===================     ==================     ===================


Basic earnings (loss) per common share                                                  $       (0.02)          $       (0.01)
                                                                                    ==================     ===================

Weighted average number of shares outstanding                                               3,075,273               1,923,740
                                                                                    ==================     ===================


THE ACCOMPANYING NOTES ARE AN ITEGRAL PART OF THESE STATEMENTS.

                                                       SECURITY BIOMETRICS, INC.
                                         (FORMERLY GREAT BEAR INVESTMENTS, INC.)
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE PERIODS ENDED
                                                          JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------


                                                                                     DEFICIT
                                                                                   ACCUMULATED
                                                                   CAPITAL IN      DURING THE
                                         COMMON STOCK              EXCESS OF       DEVELOPMENT
                                     SHARES          AMOUNT        PAR VALUE          STAGE         TOTAL
                                 ---------------   -----------   --------------   ------------- -------------
 INCEPTION, MARCH 12, 1999                    -    $        -    $           -    $          -  $           -
 Stock issued for cash                2,855,000         2,855           32,795               -         35,650
 Stock issued for services               70,000            70            3,430               -          3,500
 Development stage net (loss)                 -             -                -         (10,546)       (10,546)
                                 ---------------   -----------   --------------   ------------- -------------
 BALANCES, JUNE 30, 1999              2,925,000    $    2,925    $      36,225    $    (10,546) $      28,604
                                 ---------------   -----------   --------------   ------------- -------------

 Stock issued for cash                  200,000    $      200    $       9,800    $          -  $      10,000
 Development stage net (loss)                 -             -                -         (51,016)       (51,016)
                                 ---------------   -----------   --------------   ------------- -------------
 BALANCES, JUNE 30, 2000              3,125,000         3,125           46,025         (61,562)       (12,412)
                                 ===============   ===========   ==============   ============= =============


THE ACCOMPANYING NOTES ARE AN ITEGRAL PART OF THESE STATEMENTS.

                                                       SECURITY BIOMETRICS, INC.
                                         (FORMERLY GREAT BEAR INVESTMENTS, INC.)
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                  STATEMENTS OF CASH FLOWS FOR THE PERIODS ENDED
                                                          JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------


                                                                        INCEPTION,                                    INCEPTION,
                                                                   MARCH 12, 1999                                MARCH 12, 1999
                                                                          THROUGH             YEAR ENDED                THROUGH
                                                                         JUNE 30,               JUNE 30,               JUNE 30,
                                                                             2000                   2000                   1999
                                                                  ----------------    -------------------     ------------------
Cash flows from operating activities:
 Net (loss)                                                       $        (61,562)   $          (51,016)     $          (10,546)

Adjustments to reconcile net (loss) to cash provided (used)
  by developmental stage activities:
    Stock issued for services                                                3,500                      -                  3,500
    Decrease (increase) in prepaid expenses                                      -                  2,954                 (2,954)
     (Decrease) increase in accounts payable and accrued
        liabilities                                                          4,126                  4,126                      -
     (Decrease) increase in accounts payable, related party                 10,548                 10,548                      -
                                                                  ----------------    -------------------     ------------------
      Net cash provided (used) by operating
        activities                                                         (43,388)               (33,388)               (10,000)
                                                                  ----------------    -------------------     ------------------

Cash flows from investing activities:                                            -                      -                      -
                                                                  ----------------    -------------------     ------------------

Cash flows from financing activities:
  Proceeds from sale of common stock                                        45,650                 10,000                 35,650
                                                                  ----------------    -------------------     ------------------
      Net cash provided (used) by financing activities                      45,650                 10,000                 35,650
                                                                  ----------------    -------------------     ------------------

       Net increase (decrease) in cash and equivalents                       2,262                (23,388)                25,650

 Cash and equivalents, beginning of period                                       -                 25,650                      -
                                                                  -----------------    -------------------     ------------------
 Cash and equivalents, end of period                              $          2,262     $            2,262      $          25,650
                                                                  =================    ===================     ==================

 Supplemental cash flow disclosures:
   Cash paid for interest                                         $              -                    $ -                    $ -
   Cash paid for income taxes                                                    -                      -                      -
   Non-cash financing and investing activities:
     Stock issued for services                                               3,500                      -                  3,500



THE ACCOMPANYING NOTES ARE AN ITEGRAL PART OF THESE STATEMENTS.

                                                       SECURITY BIOMETRICS, INC.
                                         (FORMERLY GREAT BEAR INVESTMENTS, INC.)
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                          JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Following is a summary of the Company's organization and significant accounting policies:

         ORGANIZATION AND NATURE OF BUSINESS - Security Biometrics, Inc. (the Company) is a Nevada corporation, incorporated on March 12, 1999 as Great Bear Resources, Inc.; it changed its name to Great Bear Investments, Inc. on May 12, 1999, and then subsequently changed its name to Security Biometrics, Inc. on August 11, 2000 (see "Subsequent events"). The Company is based in Vancouver, British Columbia, Canada, and has adopted a fiscal year end of June 30.

         During the year ended June 30, 2000, it was the Company's intent to be an internet-based entertainment company that provides a virtual casino entertainment complex, known as CasinoInterPlex, as a central meeting place for Web Gamblers. This planned complex is an interchange environment that allows Web Gamblers to visit other CasinoInterPlex sites. It also will provide e-commerce related solutions to collect and distribute earnings on behalf of all participants of the CasinoInterPlex revenue sharing program. Although its business activities have not yet commenced, the CasinoInterPlex business revenue is expected to be derived from license fees, earnings participation and the CasinoInterPlex owned and operated web sites. The company has obtained a registered web site name and is in the process of obtaining a casino license.

         Subsequent to June 30, 2000, the Company acquired all of the outstanding stock of Biometrics Security, Inc. (see "Subsequent events"). Biometrics Security, Inc. intends to develop, market under license, and distribute dynamic biometric technologies specific to the security applications of banking and financial transactions. These include but are not limited to dynamic gesture recognition technology
         (GRT), and dynamic signature verification (DSV). It is intended that these systems will use sophisticated software algorithms and be performed on proprietary touchpads.

         To date, the Company's activities have been limited to its formation and the raising of equity capital. Biometrics Security, Inc. is also a development stage company. In its current development stage, management anticipates incurring substantial additional losses as it implements its business plan.

         BASIS OF PRESENTATION - The accounting and reporting policies of the Company conform to generally accepted accounting principles applicable to development stage enterprises.

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and concentrations in products and markets which could affect the financial statements and future operations of the Company.

                                                       SECURITY BIOMETRICS, INC.
                                         (FORMERLY GREAT BEAR INVESTMENTS, INC.)
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                          JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------


         CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents.

         FAIR VALUE OF FINANCIAL INSTRUMENTS AND DERIVATIVE FINANCIAL INSTRUMENTS - The Company has adopted Statement of Financial Accounting Standards number 119, DISCLOSURE ABOUT DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts of cash, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

         FEDERAL INCOME TAXES - Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with Statement of Financial Accounting Standards number 109 ACCOUNTING FOR INCOME TAXES, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

         NET INCOME PER SHARE OF COMMON STOCK - The Company has adopted FASB Statement Number 128, EARNINGS PER SHARE, which became effective for periods ending after December 15, 1997, and simplified the standards for computing earnings per share; it also makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. The Company did not have a complex capital structure requiring the computation of diluted earnings per share.

                                                       SECURITY BIOMETRICS, INC.
                                         (FORMERLY GREAT BEAR INVESTMENTS, INC.)
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                          JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------


NOTE 2 - CAPITAL STOCK:
Since its inception, the Company has issued shares of its common stock as follows:


                                                                                    PRICE PER
      DATE           DESCRIPTION                                       SHARES          SHARE            AMOUNT
      -------------- -------------------------------------------- ---------------- -------------- ------------------
      03/31/99        Shares issued for cash                           2,000,000          $0.005           $10,000
      05/26/99        Shares issued for cash                             855,000           0.030            25,650
      06/07/99        Shares issued for services                          70,000           0.050             3,500
                                                                  ----------------                ------------------
      06/30/99             Cumulative total                            2,925,000                           $39,150

      09/30/99        Shares issued for cash                             200,000           0.050            10,000
                                                                  ----------------                ------------------
      06/30/00             Cumulative total                            3,125,000                            49,150
                                                                  ================                ==================



The Company's articles of incorporation also authorize it to issue preferred stock in one or more series and in such amounts as may be determined by the Board of Directors. At June 30, 2000, no preferred stock series had been created.

NOTE 3 - FEDERAL INCOME TAX:
The Company follows Statement of Financial Accounting Standards Number 109 (SFAS
109), ACCOUNTING FOR INCOME TAXES. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not likely to be realized.

The current provision for refundable Federal income tax consists of the following:


                                                                                             2000              1999
                                                                               ------------------- -----------------
       Refundable Federal income tax attributable to:
         Current operations                                                              $17,400            $3,500
         Less, Limitation due to absence of prior
           year taxable income                                                           (17,400)           (3,500)
                                                                               ------------------- -----------------
           Net refundable amount                                                               -                 -
                                                                               =================== =================


The cumulative tax effect at the expected rate of 34% of significant items comprising the Company's net deferred tax amounts as of June 30, 2000 and 1999, are as follows:


                                                                                             2000              1999
                                                                               ------------------- -----------------
       Deferred tax asset attributable to:
         Net operating loss carryover                                                    $20,900            $3,500
         Less, Valuation allowance                                                       (20,900)           (3,500)
                                                                               ------------------- -----------------
           Net deferred tax asset                                                              -                 -
                                                                               =================== =================


At June 30, 2000, the Company had unused net operating loss carryovers which may be used to offset future taxable income and which expire as follows:


       EXPIRES JUNE 30,                                                                                      AMOUNT
       -----------------------------------------------------------------------                     -----------------
         2014                                                                                               $10,546
         2015                                                                                                51,016
                                                                                                   -----------------
           Total net operating loss carryover                                                               $61,562
                                                                                                   =================


NOTE 4 - RELATED PARTY TRANSACTIONS:
The Company paid $31,358 during the year ended June 30, 2000 and $7,046 during the period ended June 30, 1999, in professional fees to an officer for legal services. Prepaid expenses include $-0- and $2,954, paid to the same officer of the company for legal services in the periods ended June 30, 2000 and 1999, respectively.

Additionally, the company paid a relative of an officer and director of the company $500 in 2000, for accounting services provided to the Company.

NOTE 5 - UNCERTAINTY, GOING CONCERN:
At June 30, 2000, the Company is not currently engaged in a business and has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan (see Note 1 above) and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its officers and directors to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 6 - COMMITMENTS:
The Company's principal place of business and corporate offices occupy approximately 400 square feet of shared office space with several other businesses. The company leases this space at $150 per month on a month to month lease. The Company incurred rent expense of $2,100 during the year ended June 30, 2000.

NOTE 7 - SUBSEQUENT EVENTS:
On August 11, 2000, the Company changed its name to Security Biometrics, Inc., and was issued a new stock trading symbol, "SBTI."

On July 21, 2000, the Company effected a 1 for 4 stock split, under which shareholders would receive 4 shares of stock for each 1 share then held. Then, also on July 21, 2000, the Company signed a Letter of Intent with Biometrics Security, Inc. to acquire all of the outstanding stock of Biometrics Security, Inc. in exchange for 39,000,000 post-split shares of restricted stock. Biometrics Security, Inc. is a newly formed corporation, which was created to develop, market and sell static and dynamic biometric technologies specific to the security applications of banking and financial transactions. As Biometrics Security, Inc. is in the development stage, its business activities are primarily related to expenses incurred in the formation of the company and the raising of capital.

At September 15, 2000, the subsidiary, Biometrics Security, Inc. had:

         - Raised capital of approximately $450,000 through the sale of shares;

                                                       SECURITY BIOMETRICS, INC.
                                         (FORMERLY GREAT BEAR INVESTMENTS, INC.)
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                          JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------


         -        Acquired an option to license DSI Datotech Systems, Inc.
                  gesture recognition technology, which include the interfaces and software for executing banking and financial transactions. The option was acquired for initial cash consideration of $320,000, which is fully creditable towards the $8,000,000 that may be owed to Datotech pursuant to the execution of the License Agreement. The Company is obligated to pay Datotech $3,000,000 within eleven months of signing the Option Agreement. The balance of the $8,000,000 license agreement must be paid within three months of delivery of a reasonably acceptable prototype device using Datotech technology. In addition, the Company will issue a perpetual non-dilutive twenty percent (20%) Common Share Interest in Security Biometrics, Inc., or the assignee of the Option and License Agreements upon the signing of the Licensing Agreement.

         -        Cash resources remaining of $108,000.

NOTE 8 - NEW ACCOUNTING PRONOUNCEMENTS:
The Financial Accounting Standards Board has issued several new accounting pronouncements, which may affect the Company in future years.

FASB Statement Number 130, REPORTING COMPREHENSIVE INCOME, became effective for fiscal years beginning after December 15, 1997, and establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company had no comprehensive income other than net income during the current period.

FASB Statement Number 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, became effective for fiscal years beginning after December 15, 1997, and establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As the Company has only one business segment, the pronouncement had no material effect during the current period.

FASB Statement Number 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS, became effective for fiscal years beginning after December 15, 1997, and revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Since the Company has no pension or postretirement benefit plans, the pronouncement had no effect in the current year.

FASB Statement Number 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, becomes effective for fiscal years beginning after June 15, 1999, and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other

                                                       SECURITY BIOMETRICS, INC.
                                         (FORMERLY GREAT BEAR INVESTMENTS, INC.)
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                          JUNE 30, 2000 AND 1999
--------------------------------------------------------------------------------


contracts, (collectively referred to as derivatives) and for hedging activities. The Company does not believe this pronouncement will have a material effect on its financial statements in the near future.

FASB Statement Number 134, ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE, becomes effective for fiscal years beginning after December 15, 1998. It is not expected to apply to the Company.

Emerging Issues Task Force Issue No. 00-2, ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS (EITF 00-2), becomes effective for periods beginning after June 30, 2000, and establishes accounting and reporting standards for costs incurred to develop a web site based on the nature of each cost. In general, the pronouncement requires that costs incurred to develop a web site be capitalized and amortized to expense over the expected useful life of the site. Currently, the Company has not incurred web site development costs that require capitalization. To the extent the Company begins to incur such costs in the future, the Company will adopt the EITF 00-2's disclosure requirements in the quarterly and annual financial statements for the year ending March 31, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) or the exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  October 12, 2000                SECURITY BIOMETRICS, INC.



                                     BY:/s/ GEORGE GOULD
                                           -------------------------
                                        GEORGE GOULD
                                        President, Chief Financial and
                                        Accounting Officer, and Director


         In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.



Dated:  October 11, 2000                /s/ TANIS CORNWALL
                                           -------------------------
                                        TANIS CORNWALL
                                        Secretary, Treasurer and Director