Form 10QSB
period 2000-09-30
GREAT BEAR INVESTMENTS INC
filed 2000-11-28
CIK 1101046

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-QSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR I5(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.


                            SECURITY BIOMETRICS INC.
              (Exact name of Small Business Issuer in Its Charter)


           NEVADA                                         980209119
(State or other jurisdiction of           (I.R.S Employer Identification Number)
incorporation or organization)


3838 CAMINO DEL RIO NORTH, SUITE 333,                         92108 1789
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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of September 30, 2000 there were 50, 757, 675 shares of common stock outstanding.

                            SECURITY BIOMETRICS, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

NO.               TITLE.                                                             PAGE NO.

                                     PART I

Item 1            Financial Statements                                                  4
Item 2.           Management's Discussion and Analysis or Plan of Operation            11


                                     PART II

Item 1.           Legal Proceedings                                                    15
Item 2.           Changes in Securities                                                15
Item 3.           Defualts upon Senior Securities                                      15
Item 4.           Submission of Matters to a Vote of Securities Holders                15
Item 5.           Other Information                                                    15
Item 6.           Exhibits and Reports on Form 8-K                                     15
                  Signatures                                                           16

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS.

                                                       SECURITY BIOMETRICS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                                  BALANCE SHEETS
                                SEPTEMBER 30, 2000 (UNAUDITED) AND JUNE 30, 2000
--------------------------------------------------------------------------------

                                                                     SEPTEMBER 30,             JUNE 30,
                                                                              2000                 2000
                                                                       (UNAUDITED)            (AUDITED)
                                                                     -------------             --------
ASSETS
Current assets:
    Cash                                                                  $149,109               $2,262
    Stock subscriptions receivable                                         225,000                    -
                                                                          --------              -------
      Total current assets                                                 374,109                2,262
                                                                          --------              -------

  Property and equipment                                                       691                    -
                                                                          --------              -------

  Other assets:
    Gesture recognition technology licensing costs                         320,010                    -
                                                                          --------              -------
      Total other assets                                                   320,010                    -
                                                                          --------              -------

      Total assets                                                        $694,810              $ 2,262
                                                                          ========              =======

LIABILITIES
  Current liabilities:
    Accounts payable and accrued expenses                                 $ 10,545              $ 4,126
    Accounts payable, related party                                         19,405               10,548
                                                                          --------              -------
      Total current liabilities                                             29,950               14,674
                                                                          --------              -------

      Total liabilities                                                     29,950               14,674
                                                                          --------              -------

  Commitments and contingencies                                                  -                    -

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 100,000,000 shares authorized,
      50,757,675 and 3,125,000 shares issued and outstanding                50,758                3,125
  Capital in excess of par value                                           662,133               46,025
  Capital in excess of par value - stock options                           571,875                    -

Deficit accumulated during the development stage                          (619,906)             (61,562)
                                                                          --------              -------

      Total stockholders' equity                                           664,860              (12,412)
                                                                          --------              -------

Total liabilities and stockholders' equity                                $694,810             $  2,262
                                                                          ========             ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                       SECURITY BIOMETRICS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                        STATEMENTS OF LOSS FOR THE PERIODS ENDED
                                                     SEPTEMBER 30, 2000 AND 1999
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                           INCEPTION,
                                                        JULY 25, 2000
                                                              THROUGH                       PERIODS ENDED SEPTEMBER 30,
                                                        SEPTEMBER 30,               ----------------------------------------
                                                                 2000                          2000                     1999
                                                        -------------               ---------------        -----------------
Revenues                                                   $        -                   $         -               $        -
                                                           ----------                   -----------               ----------

General and administrative expenses:
  Stock options compensation expense                          571,875                       571,875                        -
  Other administrative expenses                                48,031                        48,031                        -
                                                           ----------                   -----------               ----------
    Total operating expenses                                  619,906                       619,906                        -
                                                           ----------                   -----------               ----------
    (Loss) before taxes                                      (619,906)                     (619,906)                        -
                                                           ----------                   -----------               ----------

Provision (credit) for taxes on income:
  Current                                                           -                             -                        -
  Deferred                                                          -                             -                        -
                                                           ----------                   -----------               ----------
    Total provision (credit) for taxes on income                    -                             -                        -
                                                           ----------                   -----------               ----------
    Net (loss)                                              $(619,906)                  $  (619,906)              $        -
                                                           ==========                   ===========               ==========

Basic earnings (loss) per common share                                                  $    (0.02)               $        -
                                                                                        ===========               ==========

Weighted average number of shares outstanding                                            27,886,239                        -
                                                                                        ===========               ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                       SECURITY BIOMETRICS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                  STATEMENTS OF CASH FLOWS FOR THE PERIODS ENDED
                                                     SEPTEMBER 30, 2000 AND 1999
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------


                                                                     INCEPTION,
                                                                  JULY 25, 2000
                                                                        THROUGH                    PERIODS ENDED SEPTEMBER 30,
                                                                  SEPTEMBER 30,                ---------------------------------
                                                                           2000                      2000                  1999
                                                                     ----------                ----------            -----------
Cash flows from operating activities:
  Net (loss)                                                         $(619,906)                $(619,906)            $        -

 Adjustments to reconcile net (loss) to cash
   provided (used) by developmental stage activities:
     Stock options compensation expense                                571,875                   571,875
     Changes in current assets and liabilities:
           Accounts payable and and accrued expenses                    10,545                    10,545                      -
           Accounts payable, related party                              19,405                    19,405                      -
                                                                     ---------                 ---------              ---------
     Net cash flows from operating activities                          (18,081)                  (18,081)                     -
                                                                     ---------                 ---------              ---------

 Cash flows from investing activities:
   Purchase of equipment                                                  (691)                     (691)                     -
   Purchase of gesture recognition technology license                 (320,010)                 (320,010)                     -
                                                                     ---------                 ---------              ---------
     Net cash flows from investing activities                         (320,701)                 (320,701)                     -
                                                                     ---------                 ---------              ---------

 Cash flows from financing activities:
   Net  proceeds from sale of common stock                             487,891                   487,891                      -
                                                                     ---------                 ---------              ---------
       Net cash flows from financing activities                        487,891                   487,891                      -
                                                                     ---------                 ---------              ---------
       Net increase (decrease) in cash and equivalents                 149,109                   149,109                      -

Cash and equivalents, beginning of period                                    -                         -                      -
                                                                     ---------                 ---------              ---------
Cash and equivalents, end of period                                  $ 149,109                 $ 149,109              $       -
                                                                     =========                 =========              =========

 Supplemental cash flow disclosures:
   Cash paid for interest                                            $       -                 $       -              $       -
   Cash paid for income taxes                                                -                         -                      -

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                      SECURITY BIOMETRICS, INC.
                                               (A DEVELOPMENT STAGE ENTERPRISE)
                                        NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                                             SEPTEMBER 30, 2000
-------------------------------------------------------------------------------

The accompanying unaudited interim financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of opertations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB as of the year ended June 30, 2000. Operating results for the three months ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ended June 30, 2001.

NOTE 1 - MERGER WITH BIOMETRICS SECURITY, INC.:

On August 1, 2000, the Company signed a Letter of Intent with Biometrics Security, Inc. to acquire all of the outstanding stock of Biometrics Security, Inc. ("BSI") in exchange for 38,257,675 post-split shares of restricted stock. Biometrics Security, Inc. is a newly formed corporation, which was created to develop, market and sell static and dynamic biometric technologies specific to the security applications of banking and financial transactions. As Biometrics Security, Inc. is in the development stage, its business activities are primarily related to expenses incurred in the formation of the company and the raising of capital.

The acquisition of BSI was completed on August 25, 2000, and after the acquisition, BSI shareholders owned more than 50% of the outstanding shares of Security Biometrics, Inc. Therefore, pursuant to the rules of the Securities and Exchange Commission, the transaction has been accounted for as a "reverse merger." Accordingly, the accompanying consolidated statements of operations and consolidated statements of cash flows reflect the historical operations and cash flows of BSI (including those of Security Biometrics, Inc. ("SBI" or "The Company") after August 25, 2000, the effective date of the merger), whereas previous reports filed by the Company reflected operations and cash flows of only Security Biometrics, Inc. The audited balance sheet of SBI as of June 30, 2000, as reported in its annual Form 10-K, is presented for comparative purposes.

NOTE 2 - STOCK SUBSCRIPTIONS RECEIVABLE:

Prior to August 25, 2000, the date of acquisition and the resulting reverse merger, Biometrics Security, Inc. had issued 757,675 shares of its Class A Common Stock in exchange for cash of $532,665 and stock subscription agreements totaling $225,000. The stock subscriptions were collected on October 31, 2000. The stock subscriptions receivable have been reflected in the accompanying balance sheet as a receivable in accordance with EMERGING ISSUES TASK FORCE ISSUE NO. 85-1.

NOTE 3 - PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost less accumulated depreciation, computed on the 20% double declining balance method over the estimated useful life of the assets. Estimated useful lives of depreciable assets range from five to seven years.

NOTE 4 - LICENSING COSTS:

In July, 2000, the Company's subsidiary acquired an option to license DSI Datotech Systems, Inc. gesture recognition technology, which include the interfaces and software for executing banking and financial transactions. The option was acquired for initial cash consideration of $320,000, which is fully creditable towards the $8,000,000 that may be owed to Datotech pursuant to the execution of the License

                                                      SECURITY BIOMETRICS, INC.
                                               (A DEVELOPMENT STAGE ENTERPRISE)
                                        NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                                             SEPTEMBER 30, 2000
-------------------------------------------------------------------------------

Agreement. Also, BSI issued 10 shares of its common stock as additional consideration. The Company is obligated to pay Datotech $3,000,000 July 22, 2001. The balance of the $8,000,000 license agreement must be paid within three months of delivery of a reasonably acceptable prototype device using Datotech technology. In addition, the Company will issue a perpetual non-dilutive twenty percent (20%) Common Share Interest in Security Biometrics, Inc., or the assignee of the Option and License Agreements upon the signing of the Licensing Agreement

NOTE 5 - STOCK OPTIONS:

In August, 2000, the Company adopted the 2000 Stock Option Plan. The Plan sets aside 5,100,000 shares of common stock options for issuance to employees, directors, officers and consultants to the company. The Plan has a five year term.

During the quarter ended September 30, 2000, the Company granted options to six officers, directors and consultants to purchase 975,000 shares of the Company's common stock at $1.00 per share under the Plan. The options are exercisable as follows:

- As to 25% of the Shares subject to the Option, or any portion thereof, during the period commencing from the Date of the Grant and ending on the Expiry Date;

- As to a further 25% of the shares subject to the Option, or any portion thereof, during the period commencing six months from the Date of Grant and ending on the Expiry Date;

- As to a further 25% of the shares subject to the Option, or any portion thereof, during the period commencing 12 months from the Date of Grant and ending on the Expiry Date;

- As to the balance, if any, of the Shares subject to the Option, or any portion thereof, during the period commencing 18 months from the Date of Grant and ending on the Expiry Date.

At September 30, 2000, none of these options had been exercised. The transaction was recorded by a charge to compensation expense for $571,875, which was calculated using the Black-Scholes Option Pricing Model.

NOTE 6 - CAPITAL STOCK:

Since its inception, the Company has issued shares of its common stock as follows:

                                                                                  PRICE PER
DATE            DESCRIPTION                                       SHARES            SHARE             AMOUNT
------------------------------------------------------------------------------------------------------------
03/31/99        Shares issued for cash                           2,000,000          $0.005          $ 10,000
05/26/99        Shares issued for cash                             855,000           0.030            25,650
06/07/99        Shares issued for services                          70,000           0.050             3,500
                                                            ----------------                ------------------
06/30/99             Cumulative total                            2,925,000                          $ 39,150

09/30/99        Shares issued for cash                             200,000           0.050            10,000
                                                            ----------------                ------------------
06/30/00             Cumulative total                            3,125,000                            49,150

08/11/00       4 for 1 stock split                               9,375,000           0.000                 -
08/25/00       Stock issued for all outstanding stock of
               Biometric Security, Inc.                         38,257,675                           757,612
09/30/00       Expenses in connection with purchase of
               Biometric Security, Inc.                                  -               -           (29,047)
09/30/00       Effect of reverse merger with Biometric
               Security, Inc.                                            -               -           (64,824)
                                                            ----------------                ------------------
09/30/00             Cumulative total                           50,757,675                           712,891
                                                            ================                ==================

                                                      SECURITY BIOMETRICS, INC.
                                               (A DEVELOPMENT STAGE ENTERPRISE)
                                        NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                                             SEPTEMBER 30, 2000
-------------------------------------------------------------------------------

The Company's articles of incorporation also authorize it to issue preferred stock in one or more series and in such amounts as may be determined by the Board of Directors. At September 30, 2000, no preferred stock series had been created.

NOTE 7 - FEDERAL INCOME TAX:

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

The current provision for refundable Federal income tax consists of the following:

                                                                                             2000              1999
                                                                               ------------------- -----------------
       Refundable Federal income tax attributable to:
         Current operations                                                             $211,000              $  -
         Less, Limitation due to absence of prior
           year taxable income                                                          (211,000)                -
                                                                               ------------------- -----------------
           Net refundable amount                                                               -                 -
                                                                               =================== =================


The cumulative tax effect at the expected rate of 34% of significant items comprising the Company's net deferred tax amounts as of September 30, 2000 and 1999, are as follows:

                                                                                             2000              1999
                                                                               ------------------- -----------------
       Deferred tax asset attributable to:
         Net operating loss carryover                                                   $211,000               $ -
         Less, Valuation allowance                                                      (211,000)                -
                                                                               ------------------- -----------------
           Net deferred tax asset                                                              -                 -
                                                                               =================== =================


NOTE 8 - RELATED PARTY TRANSACTIONS:

The Company paid $29,047 during the quarter ended September 30, 2000 in professional fees to an officer for legal services.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENTS

THE QUARTERLY REPORT ON FORM 10-QSB CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES EXCHANGE ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). SPECIFICALLY, ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT, REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY AND PLANS AND OBJECTIVES OF MANAGEMENT OF THE COMPANY FOR FUTURE OPERATIONS ARE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON THE BELIEFS OF THE COMPANY'S MANAGEMENT, AS WELL AS ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY'S MANAGEMENT. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATE", "BELIEVE", "COULD", "ESTIMATE", "EXPECT", "INTEND" AND WORDS AND PHRASES OF SIMILAR IMPORT, AS THEY RELATE TO THE COMPANY OR THE COMPANY'S MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEW OF THE COMPANY WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES, ASSUMPTIONS AND RELATED FACTORS INCLUDING, WITHOUT LIMITATIONS, COMPETITIVE FACTORS, GENERAL ECONOMIC CONDITIONS, CUSTOMER RELATIONS, RELATIONSHIP WITH VENDORS, INTEREST RATES, CURRENCY FLUCTUATIONS, GOVERNMENT REGULATION AND SUPERVISION, POLITICAL EVENTS, THE OPERATION OF THE COMPANY'S NETWORKS, TRANSMISSION COSTS, PRODUCT INTRODUCTIONS AND ACCEPTANCE, TECHNOLOGICAL CHANGE, CHANGES IN INDUSTRY PRACTICES, ONE-TIME EVENTS AND OTHER FACTORS DESCRIBED HEREIN ("CAUTIONARY STATEMENTS"). ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. BASED UPON CHANGING CONDITIONS, SHOULD ANY OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD ANY UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED OR INTENDED. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTED TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE APPLICABLE CAUTIONARY STATEMENTS.


RESULTS OF OPERATIONS

In the last quarter (June 30 to September 30, 2000) the Registrant acquired a company named Biometrics Security Inc. through a reverse merger stock exchange agreement, whereby Biometrics Security Inc. became a 100% wholly owned subsidiary of the registrants.

Biometrics Security, Inc. is in the business to specifically develop, market under license and sell static and dynamic biometric technologies specific to the security applications of banking and financial transactions. These include dynamic Gesture Recognition Technology (GRT), static biometric finger and palm prints, retinal scans, voice-recognition technology and other appropriate technologies. GRT is a dynamic system that interprets hand gestures or signatures using sophisticated software algorithms performed on patented, proprietary touch pads. Dynamic Gesture Recognition Technology is deemed superior to existing pen input and other signature recognition technologies.

Furthermore the registrant appointed new directors and senior management, set up and appointed a new advisory committee in order to focus on positioning the company as a key provider of biometric security interfaces that will offer a wide array of end-to-end solutions targeted to the specific multi-trillion dollar banking and financial transaction markets.


LIQUIDITY AND CAPITAL RESOURCES

During this reporting period, the Registrants wholly owned subsidiary raised US$ 757, 675 through the sale of their common stock. On August 22, 2000 the Registrants subsidiary acquired the exclusive licensing agreement through an option from DSI Datotech Systems, Inc. for US$ 8 Million and a 20% equity interest in the Registrant's subsidiary.

In consideration of the option granted to Biometrics Security hereunder, Biometrics Security shall pay Datotech the amount of US$ 320, 000, which shall be fully creditable towards any amounts due Datotech under the license agreement. Said US$ 320, 000 has been paid in full on the date of signing this option agreement. Biometrics Security shall pay Datotech US$ 3, 000, 000 within eleven months of the signature of the Option Agreement. Datotech will exclusively apply the US$ 3, 000, 000 payment towards the development of the prototype. "Prototype" shall mean a device using Datotech technology that will demonstrate, beyond any reasonable doubt, multi-touch gesture recognition and individual gesture patterns utilizing a PC system. Datotech commits to use its best efforts to make this prototype available at this charge of US$ 3, 000, 000 to Biometrics Security within 12 months of the delivery of this US$ 3, 000, 000 to Datotech. Upon the exercise by Biometrics Security of the Option granted hereunder and the signing of the License Agreement, Biometrics Security shall pay Datotech the amount of US$ 8, 000, 000 less the above amount of US$ 3, 320, 000 paid to Datotech within the terms of this agreement. Biometrics Security must exercise its option within three months of the time a reasonably acceptable prototype is made available to Biometrics Security by Datotech. In addition, Biometrics Security or its assignee grants to Datotech a perpetual non-dilutable twenty percent (20%) Common Share interest in Biometrics Security or the assignee of the option and license agreements upon the signing of the licensing agreement.

The Registrant has now completed their business plan and is in the process of securing a US$ 30, 000, 000 secondary financing.

THE REGISTRANT ON OCTOBER 16TH 2000, FILED A 10K-SB40 COVERING THE PERIOD ENDING JUNE 30TH 2000. IN THIS FILING AS EX 6.1 (STOCK EXCHANGE AGREEMENT) THE REGISTRANT WISHES TO DISCLOSE THAT THE DATES OF THE AGREEMENT HAVE BEEN AMENDED FROM JULY 25TH 2000 TO AUGUST 2ND 2000, THE LETTER OF INTENT WAS AMENDED FROM JULY 21ST 2000 TO JULY 27TH 2000 AND THE CLOSING FROM JULY 25TH 2000, TO AUGUST 25TH 2000. THIS AGREEMENT WAS RATIFIED ON SEPTEMBER 12TH 2000.


BUSINESS RISKS

RISK FACTORS, BANKING AND FINANCIAL TRANSACTIONS MARKETS:

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


RISK FACTORS. INTERNET GAMING:

     LACK OF OPERATIONS AND PROFITABILITY.

The Registrant is in the pre-operational development stage and has no history of operations or profits in the Internet gaming industry.

UNCERTAINTY OF COMMERCIAL SUCCESS.

Although the Registrant is optimistic about its revenue and profitability prospects, there can be no assurances of commercial success of its CasinolnterPlex product. Furthermore, the Internet gaming industry is relatively new and in the midst of rapid change, growth and uncertainty. There can be no assurance that the Registrant will be able to keep up with the pace of technological change or fund its growth.

COMPETITION.

The Registrant is subject to competition in the Internet based entertainment business from other companies that compete with similar products and services. These competitors have been in the business longer than the Registrant and may have larger and more sophisticated organizations with better- experienced and larger executive and operating staffs. There can be no assurance that the Registrant's prospects will not be adversely affected by competition from these companies.

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

                                     PART II
                                OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         There have been no changes since the Registrant's last report in Item 3, Legal Proceedings of Form 10-KSB for the fiscal year ended June 30th 2000.


ITEM 2.  CHANGES IN SECURITIES

         On August 11th 2000, the name of the company was changed from Great Bear Investments Inc. to Security Biometrics Inc. and the common shares were rolled forward on a one old for a four new basis, thus increasing the outstanding and issued shares from 3, 125, 000 to 12, 500, 000. Than on August 25th 2000, the registrant acquired Biometrics Security Inc. through a share exchange, leaving the issued and outstanding shares at 50, 757, 675.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None since the filing of the 10K-SB40 on October 16th 2000.


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - one
         (b) Form 8-K - attached

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        SECURITY BIOMETRICS INC.





DATE : NOVEMBER 27, 2000                BY: /s/ GEORGE GOULD
                                            ----------------------------
                                            George Gould
                                            President