Form 10QSB
period 2000-12-31
SECURITY BIOMETRICS INC
filed 2001-03-06
CIK 1101046

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-QSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR I5(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000

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

                                                       SECURITY BIOMETRICS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                     CONSOLIDATED BALANCE SHEETS
                                                   DECEMBER 31, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                          DECEMBER 31,
                                                                                 2000
ASSETS                                                                     (UNAUDITED)
                                                                          ------------
  Current assets:
    Cash                                                                    $   257,583
    Prepaid expenses                                                             10,000
                                                                            -----------
      Total current assets                                                      267,583
                                                                            -----------

  Property and equipment, at cost, net of accumulated depreciation
    accumulated depreciation of $1,542                                           21,540
                                                                            -----------

  Other assets:
    Gesture recognition technology licensing costs                              320,010
    Intangible assets, net of accumulated amortization of $367                    6,259
                                                                            -----------
                                                                            -----------
      Total other assets                                                        326,269
                                                                            -----------
      Total assets                                                          $   615,392
                                                                            ===========


LIABILITIES
  Current liabilities:
    Current portion of capital lease obligation                             $     4,199
    Accounts payable and accrued expenses                                        57,062
                                                                            -----------
      Total current liabilities                                                  61,261
                                                                            -----------

   Non-current liabilities:
    Capital lease obligations, net of current portion                            14,758
                                                                            -----------
      Total non-current liabilities                                              14,758
                                                                            -----------

                                                                            -----------
      Total liabilities                                                          76,019
                                                                            -----------

  Commitments and contingencies                                                    --

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 100,000,000 shares authorized,
      50,757,675 shares issued and outstanding                                   50,758
  Capital in excess of par value                                                662,133
  Capital in excess of par value - stock options                              2,596,550
  Deficit accumulated during the development stage                           (2,770,068)
                                                                            -----------
      Total stockholders' equity                                                539,373
                                                                            -----------
      Total liabilities and stockholders' equity                            $   615,392
                                                                            ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                       SECURITY BIOMETRICS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED STATEMENTS OF LOSS FOR THE PERIODS ENDED
                                                               DECEMBER 31, 2000
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                            INCEPTION,
                                                          JULY 25, 2000               QUARTER
                                                               THROUGH                  ENDED
                                                           DECEMBER 31,          DECEMBER 31,
                                                                  2000                   2000
                                                          ------------           ------------
Revenues                                                  $       --             $       --
                                                          ------------           ------------

General and administrative expenses:
  Stock options compensation expense                         2,596,550              2,024,675
  Other administrative expenses                                173,527                125,496
                                                          ------------           ------------
    Total operating expenses                                 2,770,077              2,150,171
                                                          ------------           ------------
                                                          ------------           ------------
    (Loss) before taxes                                     (2,770,077)            (2,150,171)
                                                          ------------           ------------

Other income (expense):
  Interest income                                                  975                    975
  Foreign exchange                                                (966)                  (966)
                                                          ------------           ------------
    Total other income (expense)                                     9                      9
                                                          ------------           ------------
    (Loss) before taxes on income                           (2,770,068)            (2,150,162)
                                                          ------------           ------------

Provision (credit) for taxes on income:
  Current                                                         --                     --
  Deferred                                                        --                     --
                                                          ------------           ------------
    Total provision (credit) for taxes on income                  --                     --
                                                          ------------           ------------
    Net (loss)                                            $ (2,770,068)          $ (2,150,162)
                                                          ============           ============
Basic earnings (loss) per common share                    $      (0.07)          $      (0.04)
                                                          ============           ============

Weighted average number of shares outstanding               39,114,035             50,757,675
                                                          ============           ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                       SECURITY BIOMETRICS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE PERIODS ENDED
                                                               DECEMBER 31, 2000
                                                                     (UNAUDITED)
-------------------------------------------------------------------------------

                                                                                    INCEPTION,
                                                                                 JULY 25, 2000                 QUARTER
                                                                                       THROUGH                   ENDED
                                                                                   DECEMBER 31,           DECEMBER 31,
                                                                                          2000                    2000
                                                                                 -------------           -------------
Cash flows from operating activities:
 Net (loss)                                                                         $(2,770,068)          $(2,150,162)

Adjustments to reconcile net (loss) to cash provided (used) by development stage activities:
    Stock options compensation expense                                                2,596,550             2,024,675
    Depreciation and amortization                                                         1,909                 1,909
    Changes in current assets and liabilities:
          Prepaid expenses                                                              (10,000)              (10,000)
          Accounts payable and and accrued expenses                                      57,062                46,517
          Accounts payable, related party                                                  --                 (19,405)
                                                                                    -----------           -----------
    Net cash flows from operating activities                                           (124,547)             (106,466)
                                                                                    -----------           -----------

Cash flows from investing activities:
  Purchase of equipment                                                                 (23,082)              (22,391)
    Less, Amount financed by capital lease obligation                                    18,957                18,957
  Purchase of gesture recognition technology license                                   (320,010)                 --
  Increase in intangible assets                                                          (6,626)               (6,626)
                                                                                    -----------           -----------
    Net cash flows from investing activities                                           (330,761)              (10,060)
                                                                                    -----------           -----------

Cash flows from financing activities:
  Net  proceeds from sale of common stock                                               712,891               225,000
                                                                                    -----------           -----------
      Net cash flows from financing activities                                          712,891               225,000
                                                                                    -----------           -----------

      Net increase (decrease) in cash and equivalents                                   257,583               108,474

Cash and equivalents, beginning of period                                                  --                 149,109
                                                                                    -----------           -----------
Cash and equivalents, end of period                                                 $   257,583           $   257,583
                                                                                    ===========           ===========

Supplemental cash flow disclosures:
  Cash paid for interest                                                            $      --             $      --
  Cash paid for income taxes                                                               --                    --
Noncash financing and investing activities:
   Acquisition of equipment under capital lease                                          18,957                18,957


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                                       SECURITY BIOMETRICS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
--------------------------------------------------------------------------------

The accompanying unaudited interim financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in Security Biometrics, Inc.'s (formerly Great Bear Investments, Inc.) Form 10-KSB as of the year ended June 30, 2000. Operating results for the six months ended December 31, 2000, are not necessarily indicative of the results that can be expected for the year ended June 30, 2001.

NOTE 1 - MERGER WITH BIOMETRICS SECURITY, INC.:

On August 1, 2000, Security Biometrics, Inc. ("SBI", formerly Great Bear Investments, Inc.) signed a Letter of Intent with Biometrics Security, Inc. to acquire all of the outstanding stock of Biometrics Security, Inc. ("BSI") in exchange for 38,257,675 post-split shares of restricted stock. Biometrics Security, Inc. is a newly formed corporation, which was created to develop, market and sell static and dynamic biometric technologies specific to the security applications of banking and financial transactions. As BSI is in the development stage, its business activities are primarily related to expenses incurred in the formation of the company and the raising of capital.

The acquisition of BSI was completed on August 25, 2000, and after the acquisition, BSI shareholders owned more than 50% of the outstanding shares of Security Biometrics, Inc. Therefore, pursuant to the rules of the Securities and Exchange Commission, the transaction has been accounted for as a "reverse merger." As a reverse merger, Biometrics Security, Inc. is considered to be the "accounting acquirer," whereas Security Biometrics, Inc. is the "legal acquirer." Accordingly, the accompanying consolidated statements of operations and consolidated statements of cash flows reflect the historical operations and cash flows of BSI (including those of Security Biometrics, Inc. ("SBI") after August 25, 2000, the effective date of the merger), whereas reports filed by SBI prior to that time reflected operations and cash flows of only SBI.

Subsequent to the acquisition, the combined companies use the name Security Biometrics, Inc.

NOTE 2 - STOCK SUBSCRIPTIONS RECEIVABLE:

Prior to August 25, 2000, the date of acquisition and the resulting reverse merger, Biometrics Security, Inc. had issued 757,675 shares of its Class A Common Stock in exchange for cash of $532,665 and stock subscription agreements totaling $225,000. The stock subscriptions were collected during the quarter ended December 31, 2000.

NOTE 3 - PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost less accumulated depreciation, computed on the straight-line method over the estimated useful lives of the assets. Estimated lives of depreciable assets range from five to seven years. Depreciation expense was $1,542 for the quarter ended December 31, 2000.

NOTE 4 - LICENSING COSTS:

In July, 2000, BSI acquired an option to license DSI Datotech Systems, Inc. gesture recognition technology, which include the interfaces and software for executing banking and financial transactions. The option was acquired for initial cash consideration of $320,000, which is fully creditable towards the $8,000,000 that may be owed to Datotech pursuant to the execution of the License Agreement. Also, BSI issued 500,000 shares of its preferred stock as additional consideration. The Company is obligated to pay Datotech $3,000,000 by July 22, 2001. The balance of the $8,000,000 license agreement must be paid

                                                       SECURITY BIOMETRICS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
--------------------------------------------------------------------------------

within three months of delivery of a reasonably acceptable prototype device using Datotech technology. In addition, upon the signing of the Licensing Agreement, the Company will issue a perpetual non-dilutive twenty percent (20%) Common Share Interest in Security Biometrics, Inc., or the assignee of the Option and License Agreements.

NOTE 5 - STOCK OPTIONS:

In August, 2000, SBI adopted a "2000 Stock Option Plan." The Plan sets aside 5,100,000 shares of common stock options for issuance to employees, directors, officers and consultants to the company. The Plan has a five-year term.

During the period ended December 31, 2000, SBI granted options to 17 officers, directors and consultants to purchase 2,125,000 shares of the Company's common stock at $1.00 per share and 280,000 shares of SBI common stock at $5.00 per share under the Plan. The options are exercisable as follows:

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

At December 31, 2000, none of these options had been exercised. The transaction was recorded by a charge to compensation expense for $2,596,550, which was calculated using the Black-Scholes Option Pricing Model.

NOTE 6 - CAPITAL STOCK:

Since its inception, SBI has issued shares of its common stock as follows:

                                                                               PRICE PER
      DATE           DESCRIPTION                                   SHARES       SHARE          AMOUNT
-------------------------------------------------------------------------------------------------------
03/31/99          Shares issued for cash                         2,000,000     $ 0.005        $  10,000
05/26/99          Shares issued for cash                           855,000       0.030           25,650
06/07/99          Shares issued for services                        70,000       0.050            3,500
                                                                ----------                    ---------
06/30/99             Cumulative total                            2,925,000                    $  39,150

09/30/99          Shares issued for cash                           200,000       0.050           10,000
                                                                ----------                    ---------
06/30/00             Cumulative total                            3,125,000                       49,150

08/11/00          4 for 1 stock split                            9,375,000       0.000             --
08/25/00          Stock issued for all outstanding stock of
                  Biometric Security, Inc.                      38,257,675                      757,612
09/30/00          Expenses in connection with purchase of
                  Biometric Security, Inc.                              --         --           (29,047)
09/30/00          Effect of reverse merger with Biometric
                  Security, Inc.                                        --         --           (64,824)
                                                                ----------                    ---------
09/30/00          Cumulative total                              50,757,675                      712,891
                                                                ==========                    =========


NOTE 7 - FEDERAL INCOME TAX:

                                                       SECURITY BIOMETRICS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
--------------------------------------------------------------------------------

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

The current provision for refundable Federal income tax consists of the following:

       Refundable Federal income tax attributable to:
         Current operations                                    $942,000
         Less, Limitation due to absence of prior
           year taxable income                                 (942,000)
                                                               --------
           Net refundable amount                                     --
                                                               ========

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company's net deferred tax amounts as of December 31, 2000 are as follows:

       Deferred tax asset attributable to:
         Net operating loss carryover                           $942,000
         Less, Valuation allowance                              (942,000)
                                                                --------
           Net deferred tax asset                                     --
                                                                ========

NOTE 8 - INTANGIBLE ASSETS:

In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2, ACCOUNTING FOR WEBSITE DEVELOPMENT COSTS, ("EITF Issue No. 00-2") to be applicable to all website development costs incurred for the quarter beginning after June 30, 2000. The consensus states that for specific website development costs, the accounting should be based generally on AICPA Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. Under SOP 98-1, development costs are capitalized and amortized to income over the estimated useful life of the website.

The Company has incurred $3,299 in website development costs through December 31, 2000, which have been capitalized. Amortization expense was $367 for the quarter ended December 31, 2000.

Trademarks are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful life of the asset, not to exceed 15 years. At December 31, 2000, the Company had incurred $3,327 in connection with a trademark application, which is incomplete. No amortization has been recorded, as the trademark has not yet been finalized.

NOTE 9 - LEASES:

The Company leases certain equipment under an agreement, which is classified as a capital lease. The equipment lease has a purchase option at the end of the original lease term. Leased capital assets included in property and equipment at December 31, 2000 are $18,221, net of accumulated depreciation of $1,301.

                                                       SECURITY BIOMETRICS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000

Future minimum payments, by year and in the aggregate, under capital leases and operating leases with initial or remaining terms of one year or more consist of the following at December 31, 2000:

                                                                                    CAPITAL             OPERATING
                                                                                     LEASE                LEASE
        2001                                                                         $   5,073            $  12,001

        2002                                                                             5,638                8,001

        2003                                                                             5,638                    -

        2004                                                                             5,638                    -

        2005                                                                                 -                    -

        Future years                                                                         -                    -
                                                                                     ---------            ---------
        Total minimum lease payments                                                 $  21,987            $  20,002
                                                                                     ---------            ---------
        Less, amounts representing interest                                              3,030
                                                                                     ---------            ---------
        Present value of net minimum lease payments under capital leases             $  18,957
                                                                                     =========


Rental expense on the operating lease was $4,977 for the period ended December 31, 2000.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-IOOKING STATEMENTS - CAUTIONARY STATEMENTS

The Quarterly Report on Form 10-QSB contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act'). Specifically, all statements other than statements of historical facts included in this report, regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate", "believe", "could", "estimate", "expect", "intend" and words and phrases of similar import, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties, assumptions and related factors including, without limitations, competitive factors, general economic conditions, customer relations, relationship with vendors, interest rates, currency fluctuations, government regulation and supervision, political events, the operation of the Company's networks, transmission costs, product introductions and acceptance, technological change, changes in industry practices, one-time events and other factors described herein ("cautionary statements"). Although the Company believes that the expectations are reasonable, it can give no assurance that such expectations will prove to be correct, Based upon changing conditions, should any or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributed to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

RESULTS OF OPERATIONS

The Company continues to be engaged in organizational activities, including searching for capital, and organizing development of the license for gesture recognition technology. Because the Company is in its first year of operations, there is not a corresponding period in the preceding year with which to compare current year results.

For the quarter ended December 31, 2000, the loss from operations was $2,150,162, compared to a loss of $619,906 for the period from inception, July 25, 2000 through September 30, 2000. The increase resulted primarily from an increase in the charge for Stock options compensation expense from $571,875 to $2,024,675. This charge to income was computed using the Black-Scholes Option Pricing Model, in accordance with FASB STATEMENT NUMBER 123. This charge to income was a noncash charge.

Other administrative expenses increased to $125,496 for the three months ended December 31, 2000, compared to $48,031 for the period ended September 30, 2000. Consulting and professional fees related to the Company's organizational activities comprised the major portion of other administrative expenses.

The Company expects continuing operating losses in the near term as it seeks to develop its technology and to arrange capital financing.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company's liquid assets consisted of approximately $257,000 in cash. Additional capital resources will be required to meet the terms of the gesture recognition technology acquired under the license from DSI Datotech.Systems, Inc. Under the terms of the license, a payment of $3,000,000 will be due by July 22, 2001. The Company is currently investigating various sources of equity and/or debt financing to facilitate this payment, the financing of operations, and other developmental costs.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        SECURITY BIOMETRICS INC.





DATE : MARCH 2, 2001                    BY: /s/ GEORGE GOULD
                                            ----------------------------
                                            George Gould
                                            President