Form 10QSB
period 2001-03-31
SECURITY BIOMETRICS INC
filed 2001-05-21
CIK 1101046

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-QSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR I5(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934.


                            SECURITY BIOMETRICS INC.
              (Exact name of Small Business Issuer in Its Charter)


           NEVADA                                         980209119
(State or other jurisdiction of           (I.R.S Employer Identification Number)
incorporation or organization)


# 1410 - 1030 W. Georgia Street,                                 V6E 2Y3
         VANCOUVER, BC CANADA                                   (Zip Code)
(Address of principal executive offices)


                                 1-604-609-7749
                           (Issuer's Telephone Number)


Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class                               Name of Each Exchange on Which
To be So Registered                               Each Class is to be Registered
--------------------                              ------------------------------
N/A                                                           N/A


Securities registered under Section 12(g) of the Exchange Act:


                         COMMON EQUITY, PAR VALUE $.001
                                (Title of Class)





Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of March 31, 2001, there were 50,757,675 shares of common stock outstanding.

                                     PART I
                              FINANCIAL STATEMENTS


ITEM 1.

INDEX TO FINANCIAL STATEMENTS:
         Consolidated Balance Sheet, March 31, 2001                             F-1
         Consolidated Statements of Loss For The Periods Ended
           March 31, 2001                                                       F-2
         Consolidated Statements of Cash Flows For The Periods Ended
           March 31, 2001                                                       F-3
         Notes to Unaudited Financial Statements, March 31, 2001                F-4

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

For the quarter ended March 31, 2001, the loss from operations was $2,425,162, compared to a loss of $2,770,068 for the period from inception, July 25, 2000 through December 31, 2000. The decrease resulted primarily from an decrease in the charge for Stock options compensation expense from $2,596,550 to $2,252,638. This charge to income was computed using the Black-Scholes Option Pricing Model, in accordance with FASB STATEMENT NUMBER 123. This charge to income was a noncash charge.

Other administrative expenses decreased to $171,921 for the three months ended March 31, 2001, compared to $173,527 for the period from inception through December 31, 2000. Consulting and professional fees related to the Company's organizational activities comprised the major portion of other administrative expenses.

The Company expects continuing operating losses in the near term as it seeks to develop its technology and to arrange capital financing.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company's liquid assets consisted of approximately $89,000 in cash. Additional capital resources will be required to meet the terms of the gesture recognition technology acquired under the license from DSI Datotech.Systems, Inc. Under the terms of the license, a payment of $3,000,000 will be due by July 22, 2001. The Company is currently investigating various sources of equity and/or debt financing to facilitate this payment, the financing of operations, and other developmental costs.

                                     PART II
                                OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         None.


ITEM 2.  CHANGES IN SECURITIES

         None.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None since the filing of the 10K-SB40 on October 16th 2000.


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           None.

                                                       SECURITY BIOMETRICS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                                      CONSOLIDATED BALANCE SHEET
                                                                  MARCH 31, 2001
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------



ASSETS
  Current assets:
    Cash                                                                         $  89,152
                                                                             --------------
      Total current assets                                                           89,152
                                                                             --------------

  Property and equipment, at cost, net of accumulated depreciation
    accumulated depreciation of $2,732                                               15,865
                                                                             --------------

  Other assets:
    Gesture recognition technology licensing costs                                  320,010
    Intangible assets, net of accumulated amortization of $458                        8,017
                                                                             --------------
                                                                             --------------
      Total other assets                                                            328,027
                                                                             --------------
      Total assets                                                                $ 433,044
                                                                             ==============


LIABILITIES
  Current liabilities:
    Current portion of capital lease obligation                                    $  2,431
    Accounts payable and accrued expenses                                            53,957
                                                                             --------------
      Total current liabilities                                                      56,388
                                                                             --------------

   Non-current liabilities:
    Capital lease obligations, net of current portion                                 9,771
                                                                             --------------
      Total non-current liabilities                                                   9,771
                                                                             --------------

                                                                             --------------
      Total liabilities                                                              66,159
                                                                             --------------

  Commitments and contingencies                                                    -

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value, 100,000,000 shares authorized,
      50,757,675 shares issued and outstanding                                       50,758
  Capital in excess of par value                                                    662,133
  Capital in excess of par value - stock options                                  4,849,188
  Deficit accumulated during the development stage                               (5,195,194)
                                                                             --------------
      Total stockholders' equity                                                    366,885
                                                                             --------------
      Total liabilities and stockholders' equity                                  $ 433,044
                                                                             ==============

                                                        SECURITY BIOMETRICS,INC.
                                                            (A DEVELOPMENT STAGE
                                                                     ENTERPRISE)
                                                                    CONSOLIDATED
                                                          STATEMENTS OF LOSS FOR
                                                               THE PERIODS ENDED
                                                                  MARCH 31, 2001
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------



                                                                                              INCEPTION,
                                                                   JULY 25, 2000                 QUARTER
                                                                         THROUGH                   ENDED
                                                                       MARCH 31,               MARCH 31,
                                                                            2001                    2001
                                                             --------------------    --------------------

Revenues                                                               $       -               $       -
                                                             --------------------    --------------------

General and administrative expenses:
  Stock options compensation expense                                   4,849,188               2,252,638
  Other administrative expenses                                          345,448                 171,921
                                                             --------------------    --------------------
    Total operating expenses                                           5,194,636               2,424,559
                                                             --------------------    -------------------
    (Loss) before taxes                                               (5,194,636)             (2,424,559)
                                                             --------------------    --------------------

Other income (expense):
  Interest income                                                            975                       -
  Foreign exchange                                                        (1,218)                   (252)
  Interest expense                                                          (315)                   (315)
                                                             --------------------    --------------------
    Total other income (expense)                                            (558)                   (567)
                                                             --------------------    --------------------
    (Loss) before taxes on income                                     (5,195,194)             (2,425,126)
                                                             --------------------    --------------------

Provision (credit) for taxes on income:
  Current                                                                      -                       -
  Deferred                                                                     -                       -
                                                             --------------------    --------------------
    Total provision (credit) for taxes on income                               -                       -
                                                             --------------------    --------------------
    Net (loss)                                                    $  (5,195,194)          $  (2,425,126)
                                                             ====================    ====================


Basic earnings (loss) per common share                              $     (0.11)            $     (0.05)
                                                             ====================    ====================

Weighted average number of shares outstanding                         49,201,450              50,757,675
                                                             ====================    ====================

                                                                        SECURITY
                                                                BIOMETRICS, INC.
                                                                  (A DEVELOPMENT
                                                               STAGE ENTERPRISE)
                                                                    CONSOLIDATED
                                                              STATEMENTS OF CASH
                                                                   FLOWS FOR THE
                                                                   PERIODS ENDED
                                                                  MARCH 31, 2001
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                              INCEPTION,
                                                                                           JULY 25, 2000                 QUARTER
                                                                                                 THROUGH                   ENDED
                                                                                               MARCH 31,               MARCH 31,
                                                                                                    2001                    2001
                                                                                     --------------------    --------------------

 Cash flows from operating activities:
  Net (loss)                                                                              $  (5,195,194)          $  (2,425,126)

 Adjustments to reconcile net (loss) to cash provided (used)
   by development stage activities:
     Stock options compensation expense                                                        4,849,188               2,252,638
     Depreciation and amortization                                                                 3,190                   1,281
     Changes in current assets and liabilities:
           Accounts payable and and accrued expenses                                              53,957                   6,895
                                                                                     --------------------    --------------------
     Net cash flows from operating activities                                                   (288,859)               (164,312)
                                                                                     --------------------    --------------------

 Cash flows from investing activities:
   Purchase of equipment                                                                         (18,597)                 (1,079)
     Less, Amount financed by capital lease obligation                                            13,393                       -
   Purchase of gesture recognition technology license                                           (320,010)                       -
   Increase in intangible assets                                                                 (8,475)                 (1,849)
                                                                                     --------------------    --------------------
     Net cash flows from investing activities                                                  (333,689)                 (2,928)
                                                                                     --------------------    --------------------

 Cash flows from financing activities:
   Net  proceeds from sale of common stock                                                       712,891                       -
   Repayments of capital lease                                                                    (1,191)                 (1,191)
                                                                                     --------------------    --------------------
       Net cash flows from financing activities                                                  711,700                 (1,191)
                                                                                     --------------------    --------------------
       Net increase (decrease) in cash and equivalents                                            89,152               (168,431)

 Cash and equivalents, beginning of period                                                             -                 257,583
                                                                                     --------------------    --------------------
 Cash and equivalents, end of period                                                         $    89,152             $    89,152
                                                                                     ====================    ====================

 Supplemental cash flow disclosures:
   Cash paid for interest                                                                     $      315              $      315
   Cash paid for income taxes                                                                          -                       -
 Noncash financing and investing activities:
    Acquisition of equipment under capital lease                                                  18,957                       -



                                                       SECURITY BIOMETRICS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2001
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------



The accompanying unaudited interim financial statements include all adjustments which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature. However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in Security Biometrics, Inc.'s (formerly Great Bear Investments, Inc.) Form 10 as of the period ended September 30, 2000. Operating results for the six months ended March 31, 2001, are not necessarily indicative of the results that can be expected for the year ended June 30, 2001.

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

NOTE 3 - PROPERTY AND EQUIPMENT:
Property and equipment are stated at cost less accumulated depreciation, computed on the straight-line method over the estimated useful lives of the assets. Estimated lives of depreciable assets range from five to seven years. Depreciation expense was $2,742 for the period from inception through March 31, 2001, and $1,190 for the quarter ended March 31, 2001.

NOTE 4 - LICENSING COSTS:
In July, 2000, BSI acquired an option to license DSI Datotech Systems, Inc. gesture recognition technology, which include the interfaces and software for executing banking and financial transactions. The option was acquired for initial cash consideration of $320,000, which is fully creditable towards the $8,000,000 that may be owed to Datotech pursuant to the execution of the License Agreement. Also, BSI

                                                       SECURITY BIOMETRICS, INC.
                                                (A DEVELOPMENT STAGE ENTERPRISE)
                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                                                  MARCH 31, 2001
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

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

During the period from inception through March 31, 2001, SBI granted options to 19 officers, directors, employees and consultants to purchase 2,240,000 shares of the Company's common stock at $1.00 per share (of which 115,000 were granted during the quarter ended March 31, 2001) and 280,000 shares of SBI common stock at $5.00 per share under the Plan. The options are exercisable as follows:

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

At March 31, 2001, none of these options had been exercised. The transaction was recorded by a charge to compensation expense for $4,849,188 for the period from inception through March 31, 2001, and $2,252,638 for the quarter ended March 31, 2001, which was calculated using the Black-Scholes Option Pricing Model.

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

The current provision for refundable Federal income tax consists of the following:


       Refundable Federal income tax attributable to:
         Current operations                                                          $1,766,000
         Less, Limitation due to absence of prior
           year taxable income                                                      (1,766,000)
                                                                               -----------------
           Net refundable amount                                                             -
                                                                               =================


The cumulative tax effect at the expected rate of 34% of significant items comprising the Company's net deferred tax amounts as of December 31, 2000 are as follows:


       Deferred tax asset attributable to:
         Net operating loss carryover                                               $1,766,000
         Less, Valuation allowance                                                  (1,766,000)
                                                                               -----------------
           Net deferred tax asset                                                            -
                                                                               =================


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

The Company has incurred $4,956 in website development costs through March 31, 2001, which have been capitalized. Amortization expense was $458 for the period from inception through March 31, 2001, and $91 for the quarter ended March 31, 2001.

Trademarks are carried at cost less accumulated amortization, which is calculated on a straight-line basis over the estimated useful life of the asset, not to exceed 15 years. At March 31, 2001, the Company had incurred $3,519 in connection with a trademark application, which is incomplete. No amortization has been recorded, as the trademark has not yet been finalized.

NOTE 9 - LEASES:
The Company leases certain equipment under an agreement, which is classified as a capital lease. The capital lease is for a term of 48 months from December 1, 2000, has an imputed interest rate of 10%, is payable $314 monthly, and has a purchase option at the end of the original lease term in the amount of $992. Leased capital assets included in property and equipment at March 31, 2001 are $14,385, net of accumulated depreciation of $2,877.

The Company leases office facilities under an operating lease expiring in August, 2002 requiring monthly rentals of $1,498. It also entered into a lease effective April 1, 2001 and expiring March 31, 2004 requiring monthly rentals of $3,329 for the first two years and $3,537 thereafter.

Future minimum payments, by year and in the aggregate, under capital leases and operating leases with initial or remaining terms of one year or more consist of the following at March 31, 2001:

                                                                                CAPITAL             OPERATING
        YEAR ENDING JUNE 30,                                                     LEASE               LEASE

          2001                                                                           $941               $9,190
          2002                                                                          3,764               36,760
          2003                                                                          3,764               27,650
          2004                                                                          3,764               20,204
          2005                                                                          2,560
                                                                                                                  -
          Future years                                                                      -                     -
                                                                               ----------------
                                                                                                    ----------------
            Total minimum lease payments                                              $14,793              $93,804
                                                                                                    ================
        Less, amounts representing interest                                            (2,591)
                                                                               ----------------
        Present value of net minimum lease payments under capital leases              $12,202
                                                                               ================


Rental expense on operating leases was $15,671 for the period from inception through March 31, 2001 and $10,694 for the quarter ended March 31, 2001.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        SECURITY BIOMETRICS INC.





DATE : May 21, 2001                   BY: /s/ GEORGE GOULD
                                            ----------------------------
                                            George Gould
                                            President