Form 10KSB40
period 2001-06-30
SECURITY BIOMETRICS INC
filed 2001-10-12
CIK 1101046

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECUIRITES AND EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHNAGE ACT OF 1934

          For the transition period from ___________ to _______________


                         Commission file number 0-30711

                           SECURITY BIOMETRICS, INC.

                 (Name of small business issuer in its charter)

                 NEVADA                               98-0209119

      (State or other jurisdiction                 (I.R.S. Employer
           of incorporation                        Identification No.)
           or organization)

     1410-1030 West Georgia Street
          Vancouver BC Canada                             V6E 2Y3

 (Address of principal executive offices)                (Zip Code)

                                 (604) 609-7749

                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

          Title of each class                 Name of each exchange on which
          to be so registered                 each class is to be registered

                 None                                     None

Securities to be registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value

                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.       [X] Yes   [ ] No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common stock on October 8, 2001 was $56,880,787.50.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of October 8, 2001, the issuer had 70,832,315 shares of common stock, $.001 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

            None.



Transitional Small Business Disclosure Format (Check One):    Yes [ ]     No [X]

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Our Business

         We are a development stage company whose objective is to develop, market under license and distribute dynamic biometric technologies, including:

         -        dynamic gesture recognition technology;

         -        dynamic signature verification; and

         -        voice recognition.

    Dynamic Biometric Technology

         Dynamic biometric solutions measure operative human characteristics such as:

         -        voice recognition;

         -        signature recognition;

         -        keystroke recognition; and

         -        gesture recognition.

Dynamic biometric technology identifies individuals based on how they do something. For example, the way someone speaks or writes or types on a keyboard are considered "dynamic" biometrics.

    Signature Recognition

         Signature biometrics can either be dynamic or static. Static signature verification like that exercised for decades in banks only considers the geometry of written letters. Dynamic signature verification traces the speed, velocity and pressure exerted during the physical movement of the pen rather than the resulting static signature. Aspects of the writing or signature remain relatively constant allowing dynamic signature verification systems to adopt over time. Tablet based systems often operate using off the shelf digitizers allowing signature biometrics to be a cost effective solution for a number of applications such as computer system access and for dispensing pharmaceuticals.

    Voice Recognition

         Voice biometrics measure how a speaker says a word rather than what is said. The voice input received by these devices is determined by the size and shape of vocal tracts, mouth, nasal cavities and lips. Some voice systems identify a specific phrase while higher end systems evaluate speech regardless of the words spoken.

Options to Acquire Licenses For Gesture Recognition Technology Developed by DSI Datotech Systems, Inc.

         Through our wholly owned subsidiaries, we have the right to acquire exclusive worldwide royalty-free licenses to exploit gesture recognition technology developed by DSI Datotech Systems, Inc. ("DSI") for banking and financial transactions and for video games and Internet television.

         On August 22, 2000, Biometrics Security, Inc. ("Biometrics Security"), a Nevada corporation and our wholly-owned subsidiary, entered into a definitive option agreement with DSI which grants Biometrics Security an option to acquire an exclusive worldwide license to exploit DSI's proprietary gesture recognition technology for banking and financial transactions. The exercise price of the option is $8,000,000. We have paid DSI $320,000 under the option agreement, and we are required to pay DSI an additional $3,000,000, which will be used by DSI to develop a prototype. DSI extended the due date for the payment of the $3,000,000 from July 22, 2001 to August 22, 2001 and is continuing to work with us pending payment. However, DSI has the right to terminate the option for our failure to make the payment. Amounts paid under the option agreement will be credited against the $8,000,000 exercise price of the option. We must exercise this option within three months after DSI makes available a prototype reasonably acceptable to us. DSI has agreed to use its best efforts to make a prototype available to us within 12 months after we make the $3,000,000 payment. In addition, upon exercise of the option by Biometrics Security, DSI is entitled to receive 20% of the then outstanding common stock of Biometrics Security. We do not have the right to recover monies paid under the option agreement if DSI fails to make a prototype available to us.

         On June 28, 2000, NetFace, LLC ("NetFace"), a Connecticut limited liability company and our wholly-owned subsidiary, entered into an option agreement with DSI which grants NetFace the option to acquire a license to use DSI's gesture recognition technology for video games and Internet television. The exercise price of the option is $5,000,000, of which $200,000 has been paid, plus a 20% equity interest in NetFace. The remaining $4,800,000 balance of the exercise price is payable by December 4, 2002, the date upon which the option expires. We do not have the right to recover monies paid under the option agreement if DSI fails to make a prototype available to us.

         DSI may terminate either option agreement if:

         -        The optionee becomes bankrupt or insolvent;

         -        The optionee does not make any payments to DSI when due; or

         -        The optionee does not exercise the option.

         We do not own, and we are not an applicant for, any patents, and we do not own any other intellectual property rights, nor do we have a license to use anyone else's patents or other intellectual property rights. If we exercise the option to acquire the license for DSI's gesture recognition technology, we will have the right to use and sublicense to others the intellectual property rights, including patents, relating to that technology for banking and financial transactions or video games and Internet television as the case may be. We do not have any products nor do we plan to sell any products in the foreseeable future. We have not realized any revenues and we do not expect to generate any revenues within the next twelve months.

         We were incorporated in the State of Nevada on March 12, 1999 as Great Bear Resources, Inc. On May 25, 1999, we changed our name to Great Bear Investments Inc. On August 11, 2000, we changed our name to Security Biometrics, Inc. On August 25, 2000, we acquired all of the outstanding capital stock of Biometrics Security in a share exchange with its shareholders. Gesture Recognition Technologies International Limited received 37,500,000 shares of our common stock in exchange for the 500,000 shares of Biometrics Security's preferred stock, and the holders of the common stock of Biometrics Security received 757,675 shares of our common stock in the share exchange. Upon completion of the share exchange, Biometrics Security became our wholly-owned subsidiary. On June 29, 2001, we acquired all of the outstanding membership interests of NetFace in exchange for an aggregate of 20,000,000 shares of our common stock All share information in this report gives effect to a four-for-one forward stock split to shareholders of record on August 28, 2000.

         Our principal executive offices are located at 1410-1030 West Georgia Street, Vancouver BC, Canada V6E 2Y3 and our telephone number is (604) 609-7749.

DSI's Gesture Recognition Technology

          DSI is a research and development company which has been engaged in the development of a proprietary input system for computers and electronic devices based on gesture recognition technology since 1996. This innovative new technology interprets hand gestures performed on an intelligent touchpad. DSI is a publicly-held Canadian company located in Vancouver, British Columbia, whose securities are publicly traded in Canada. As of June 30, 2001, Edward C. Pardiak, Chairman of the Board of DSI, beneficially owned approximately 10% of DSI's outstanding common stock, and all officers and directors of DSI as a group beneficially owned approximately 12% of DSI's outstanding capital stock. As of that date, no other person owned more than 10% of DSI's outstanding capital stock.

         DSI's proprietary technology facilitates and simplifies user interaction with computers. Communication is intuitive, using simple natural gestures and enhances the use of a regular keyboard and mouse. The eyes-free operation means that there is no need to look at what your hand is doing. This is a great benefit for many applications, including graphic design and video games. The products can be programmed to replace repetitive and complex code and manipulations with simple hand gestures, e.g., rotate an object on the screen by a circular movement of the hand. Instead of striking buttons the sliding gesture reduces physical effort and strain. In addition, while speech is language and culture sensitive, gestures are universal.

         DSI's gesture recognition technology is a dynamic system that can be developed to interpret the biometric characteristics of hand gestures and signatures using sophisticated software algorithms and performed on multi-sensor touchpads, which we believe are superior to existing input and pointing technologies. Gesture recognition technology provides an alternative, or complementary, input system to keyboards, pointing devices, joysticks, game pads, touch pads and touch screens.

         DSI's gesture recognition technology evolved from previous gesture recognition technology for specific application to gaming, stenography and speech impaired applications. This previous technology utilized a three-finger touch system, protected by several patents. The core components of DSI's gesture recognition technology are currently the subject of patent applications. The gesture recognition technology permits a comfortable, natural form of interaction that is completely eyes-free.

         We expect that DSI's gesture recognition technology will enable us to design a human/machine interface that is either alternative to or complementary with input systems such as:

         -        keyboards;

         -        pointing devices;

         -        joysticks;

         -        game pads;

         -        touch pads; and

         -        touch screens.

         The gesture recognition technology can be applied in various ways. Depending upon the application that has been integrated with the gesture recognition technology, gestures can command word processing formats to print a file or be developed to include biometric sampling for security applications, including home security applications to activate home security systems or the secure processing of financial transactions.

         The core components of DSI's gesture recognition technology are:

         -        an intelligent multi-touch sensor;

         -        gesture recognition software systems applications; and

         -        interface modules.

In all cases, the application of the gesture recognition technology may be by way of a hardware device (such as a cellular telephone) or through a general purpose computer running an application (such as a spreadsheet).

         The Multi-Touch Sensor

         The Multi-Touch Sensor unit contains a sensor structure of approximately 440x170x7mm in size, combined with mixed signal measurement circuits and a digital signal microprocessor to perform measurement, image processing and communications to the host. Sensor structure, measurement circuitry and processing multi-touch algorithm to determine the location and other parameters of simultaneous finger contacts referred to as "pointers", are proprietary and are the subject of DSI's patent applications. The data format for pointers will remain available to original equipment manufacturers, and defines the interface between the sensor and the gesture recognition components of the system.

         Demonstration units will communicate pointer information through universal service bus to the driver and the gesture recognition engine on the host, and require external power. Devices will incorporate remote communications links, battery power and gesture recognition embedded in the sensor unit, communicating gesture codes to the host.

         DSI owns the following United States Patents for its multi-touch sensor:

         -        United States Method Patent No. 5,203,704, expiring December
                  21, 2010

         -        United States Design Patent No. D354,735, expiring January 24,
                  2009

         -        United States Core Patent No. 5,808,567, expiring September
                  15, 2015

         DSI also has filed a patent application which relates to the signature verification hardware for its touch pad. These patents and patent application are included in the licenses to use DSI's gesture recognition technology that we may acquire upon exercise of the options granted to our subsidiaries by DSI. DSI also has an international core patent filing in process.

         Gesture Recognition Software Module

         The gesture recognition software module is a proprietary software module that reads pointer information from a sensor and produces gesture codes. The module operates independent of any particular sensor, provided the sensor produces pointer information in the required format. The module is portable and independent of any particular operating system, support libraries or hardware platform. It is suitable for embedding in a custom microchip. The data format for gesture codes will be made available to original equipment manufacturers and defines the interface between the gesture recognition and mapping components of the system. In general, the module performs casual processing on the pointer time series, marks the series into segments, and then classifies each segment by calculating various features. The sequence of classified segments is assembled using syntactic analysis into recognized gestures in realtime. The methods of segmenting, classifying and combining are proprietary, and the subject of DSI's future patent applications.

         DSI does not have any patents or copyrights covering its gesture recognition software module. DSI's proprietary rights in the software module are derived from its methods and know-how. DSI relies on a combination of trade secret laws and non-disclosure agreements to protect its rights in the software module.

         Systems and Application Interface Module

         The systems and application interface module converts gesture events into events for the user's application. This can be implemented in several ways, depending upon the context, as follows:

         a) A hardware device that plugs into a keyboard, mouse or game port and converts gesture events into simulated electrical signals for the devices. An example is a game controller.

         b) An operating system level device driver that continuously converts gesture events into simulated keyboard and mouse events. An example is the intelligent touch pad for personal computer power users.

         c) An existing software application runs in conjunction with a plug-in. The plug-in includes a multi-touch pad device driver and converts gesture events into application input events. An example will be the intelligent touch pad for existing high-level professional applications.

         d) Software applications that integrate the multi-touch pad device driver. The application performs functions based on gesture events read from special device drivers. An example is custom applications on a personal computer.

         e) A gesture mapping module as well as application code, all integrated and embedded in a multi-touch pad microprocessor to create a specialized device. An example would consist of a custom portable electronic e-appliance.

         DSI does not have any patents or copyrights covering its systems and application interface module. DSI's proprietary rights in this interface module are derived from its methods and know-how. DSI relies on a combination of trade secret laws and non-disclosure agreements to protect its rights in the systems and application interface module.

Market for Biometric Products

Banking and Financial Transactions

         If Biometrics Security exercises its option to acquire a license to use DSI's gesture recognition technology for banking and financial transactions, we intend to initially market DSI's gesture recognition technology to large banking and financial institutions in the United States and Canada, as well as other countries. In the United States, most of the Federal Bureau of Investigations' financial institution fraud caseload during the late 1980's and early 1990's related to insiders. Since the middle 1990's there has been a resurgence in external fraud in the form of check fraud, counterfeit negotiable instruments, and identity fraud. Of the 2,505 convictions executed by the FBI in 1998, 1,123 were of bank employees and bank officers. Inside fraud frequently includes multiple transactions by loan brokers, appraisers, accountants and real estate attorneys who sometimes layer fraudulent transactions with genuine transactions. Currently, the FBI is fully supportive of ink less fingerprinting to curb check fraud and counterfeit negotiable instruments.

         Large financial institutions tend to attract more fraud across all categories than smaller institutions. Criminals target larger financial institutions because they have a wider set of products, and more retail locations, which can be struck simultaneously. Smaller financial institutions are not immune but tend to have a more intuitive grasp of normal transactions at the teller level for each of its customers.

         Identity fraud in the United States is a big driver for security countermeasures. In 1998 it is estimated that the $6 billion being lost annually could be attributed to:

         -        fraudulent welfare disbursements ($1 billion);

         -        credit card transactions ($1 billion);

         -        cell phone crime ($1 billion); and

         -        ATM transactions ($3 billion).

Financial Transactions:

         ATM

         The automated teller or "ATM" in the United States and the automated banker or "ABM" in Canada has eclipsed bank tellers as the workhorse for retail financial transactions in Canada and the United States. There are over 15,000 bank-operated ABMs in Canada and Canadians have access to over 23,506 other ABMs through the Interac network. The average Canadian logs over 50 ABM transactions per year. The penetration of ATM machines in the United States has been similar with over 240,000 units executing transactions worth over 900 million dollars per month.

         Check Payment

         In the United States, checks are still the dominant form of non-cash consumer transaction. However, alternative non-cash forms are growing more quickly. Americans use checks for three-quarters of all non-cash transactions according to the Check Payment Systems Association, but the volume of check-based transactions is increasing annually by only 2-3%.

         Checks are a tenured transaction medium, which are popular in part because they have been around for such a long time. Internationally there are over 65 billion checks written each year.

         Bank procedure aimed at minimizing check fraud is always tempered by the need to avoid arbitrary or time-consuming procedures, which may alienate customers. For example, banks have tried locating Magnetic Ink Character Recognition, the machine-readable numbers at the bottom of modern-day checks, readers at each teller stand. While unit costs have dropped to the point where this is now economic, the processing time required to confirm numbers is too slow. Banks are reluctant to inconvenience customers for the marginal savings in reduced fraud. The clear message from a systems standpoint for biometric vendors is the need for speedy authentication in order to avoid inconveniencing bank customers.

         Several software programs in use today compare financial account activity against existing profiles for individual accounts and flag abnormal activity. Variables this type of software monitors include flagging transactions where the same identification is used to cash multiple checks during a limited time period, duplicate check numbers, check numbers out of a range, unusual deposit sizes, and low or no magnetic ink. However, even these kinds of software profiles can be circumvented. Aspects of these software programs can be beaten. For example, if persons committing the fraud have several runners executing fraudulent checks simultaneously at the same branch computer systems do not have the reaction time necessary to flag an abnormal profile.

         Credit Cards

         The convenience of credit cards has positioned them as the backbone of emerging consumer transactions on the Internet.

         Like checks, credit cards have several printing features, which curb more obvious counterfeiting and criminal misuse. Like checks, credit cards rely on static signature verification. Among the existing security measures on credit cards are signature panels that sometimes include the credit card number. Other key credit card security features include Bank Identification Numbers and holograms.

         The Bank Identification Number repeats the first four raised digits on the credit card. The last 4 raised credit card digits of modern credit cards now generally run through a hologram, which is difficult to counterfeit. At the point of sale, merchants can tilt the card to verify the appearance of the hologram.

         Despite these measures, crime rings are capable of counterfeiting credit cards. Recent criminal investigations in San Francisco have revealed the use of blank plastic stock for fake identification and credit cards along with magnetic stripe readers.

         The ability to execute a credit card transaction verbally over a telephone is an often exploited, weak spot for this medium of exchange. All thieves need to know is a number and a date and a fraudulent transaction can be executed. Some reactive security measures have evolved to remedy the most blatant abuse of telephone-based transactions. Recognition systems like those developed by HNC Software Inc., monitor ongoing transactions against a profile of common card usage. These are similar to the profiling software packages used to monitor check account activity.

         A form of credit card fraud involves the swapping of stolen credit card numbers in Internet chat rooms. Participants in this trade buy and sell stolen credit cards numbers and often exchange anonymous computer and postal addresses. Participants in the trade range from small time crooks to professional hackers who may steal thousands of credit card numbers at a time from poorly secured eCommerce sites. Online theft of credit card numbers takes several forms, which include packet sniffing. Some criminals establish phony websites that extend amazing bargains which attempt to trick unwary shoppers into giving away credit information.

         Current American law curbs the ability of law enforcement to monitor chat rooms without some third party pointing out a specific illegal incident. Although the players in this form of fraud are mainly adolescents, remedying this form of fraud has highlighted American financial security shortcomings. Specifically, as of February 2000, United States credit card companies and card issuing banks had not yet determined a method for reporting this kind of activity.

         Debit/Point of Sale

         In the United States there are an estimated 200 million debit cards in circulation. Many factors have driven the popularity of debit cards including the ability of non-financial institutions to brand themselves using what was formerly a bank card.

         A debit card or ATM transaction is generally a three-step process that occurs over dedicated telephone lines. At the point of sale, a processor ensures that a personal identification number in encrypted and sends an electronic message to the network service provider's processor. The network service provider queries the financial institution's processor to ensure that the personal identification number is correct and that there are sufficient funds for the transfer. The network service provider relays this information to the point of sale where the physical transaction takes place. The entire point of sale transaction generally takes five to ten seconds to authorize. Later in the day, the network service provider will provide a summary settlement to the financial institution and the merchant at the point of sale.

         Small banks on average experience a couple of thousand dollars of losses per year while larger banks generally experience about a hundred thousand dollars worth of losses.

         eCommerce

         ECommerce is a transaction medium that is rapidly gaining mainstream acceptance in North America. To a great extent, actual transactions use network backbones established by credit card companies who are keen to capitalize on their use as a default medium with new Internet specific media. The increasing pervasiveness of transactions over personal computers and the promise of transactions over mobile platforms have inspired security measures both at the log on stage and at the network level.

         Currently, credit cards are the backbone payment system for e-tailers. Web companies pay a premium to conduct credit card based transactions with consumers, and the fraud that does occur appears to be a manageable cost of doing business. In a June 2000 survey conducted by ActivMedia Research, of 736 web businesses surveyed only 3% indicated that fraud was a regular and substantial problem. This finding is at odds with an August 2000 survey by Gartner Group which determined that 1.15% of all online transactions are fraudulent while only 0.6-0.9% of all off line transactions are fraudulent. Many variables may account for the different findings, but a likely reason is that e-tailers are less experienced than traditional retailers and may consider a given level of fraud the cost of doing business using an emerging medium.

         Network service providers recognize that these pioneering retailers are prepared to pay a premium to use their systems. In Gartner's survey of 160 companies, it was determined that on average credit card companies, which are the current backbone of Internet transactions, offer e-tailers discount rates of 2.5% plus 30 cents per transaction versus an average of 1.5% plus 30 cents to traditional retailers. Additional costs faced by e-tailers include the cost to enter Internet payment gateways which can add as much as $0.50 per transaction.

         The Gartner survey also found that e-tailers pay more than traditional retailers when it comes to handling charge-backs. According to the survey, e-tailers spend four times as much as traditional retailers when it comes to resolving this customer service function. The reason for this is that in traditional transactions there is a signed sales slip, which verifies the transaction and takes the onus off the retailer. Online transactions have no such documentation.

         Besides the correlation between increased anonymity and increased propensity for fraud, it may be that traditional retailers simply have more experience and expertise at handling various customer service issues. In the ActivMedia survey, Lands End was quoted as saying that since it had launched its online catalogue it had experienced no increase in fraudulent activity.

         Public Key is a very likely companion to emerging biometrics servicing secured online transactions. Existing American and Canadian legislation recognizing the validity of digital signatures is an important consideration. As of May of 1999, the Canadian Payments Association announced its intention of becoming the root Certification Authority for a Pubic Key system in Canada so that individuals and businesses would be able to make secure transactions over the Internet. The root Certification Authority qualifies certification authorities with the power to issue digital certificates to clients wishing to conduct transactions over the Internet. By March of 2000 the Canadian Payments Association had completed technical specifications for a Canadian Public Key system and was awaiting requests for proposal from its members.

         Fraud schemes on the Internet have been with us for several years now. Security, confidentiality, and privacy questions undermine the credibility of the Internet as a medium for financial exchange. Measures like Public Key and biometric safeguards may be either the key to cleaning up this medium or the forerunners of safeguards on a private (more secure) parallel version of the Internet. For the record, initial fraud schemes on the Internet, which relate to consumers merit mention. Going back to 1997, the American Institute of Certified Public Accountants determined that the following 10 fraud schemes were most common at that time:

          - On-line services                      - Work at home schemes
          - Merchandise sale                      - Prizes and sweepstakes
          - Auctions                              - Credit card offers
          - Pyramid schemes                       - Books
          - Internet business opportunities       - Magazine subscriptions

Banking and Electronic Transaction Software

         Banks are spending heavily on security and Internet services because new services mean a whole new set of service charges. Killen & Associates has projected that banks expect that expanded Web-based cash management services should increase bank revenues by $80 billion by 2004.

         Virtual Private Networks are enabling e-banking to expand by offering secure networks for employees, customers, suppliers, and business partners. Virtual Private Networks encrypt transmitted information using complex algorithms to hide sensitive data from outsiders.

         When Virtual Private Networks first came out, they were adopted slowly by the banking community. Demand for Virtual Private Networks picked up in 1998, when a set of international standards was confirmed. Just as Web-based procurement has saved manufacturers money over older EDI systems, Virtual Private Networks is proving to be cheaper for banks than existing communications platforms, which work around leased lines and telephone equipment. Infonetics Research estimates that setting up and maintaining 350 users with an average of 31 hours of monthly Internet time apiece will save a bank $500,000.

         Online banking is swiftly charging from its position as an extravagant application used by a select few to a mainstream application utilized by the growing number of Internet users. To attest to this, in the United States alone, there were 6.6 million households banking online in 1998. By 2003, that number will increase substantially to more than 32 million.

         According to a report published by International Data Corp., a combination of factors is driving the explosive growth in online banking. To begin with, there has been a proliferation of low-cost personal computers and other networking devices in the home market, which is causing a surge in the number of Internet users. Because many of the security concerns have been alleviated, these Internet users are becoming more and more comfortable using the Internet as a transaction-based medium.

         Secondly, the increasing number of banks offering Web-based banking services is also triggering the market's growth. It is estimated that the number of banks offering online banking services will increase from 1,150 (base year
1998) to 15,845 by 2003, primarily via the Web. It is important to note that these numbers represent 6% and an incredible 86%, respectively, of all United States commercial banks and credit unions.

         According to IDC, online banking is evolving through three phases. The first phase offers functionality similar to what is available through telephone banking systems - access to account balances and transaction data. The access is provided through a dial-up or browser-based service. The second phase emphasizes interactive technologies such as online bill payment and personalized reminder services. The third phase involves direct marketing of credit and lending services, personalized financial management features, and services such as securities trading and insurance offerings.

         A strong link exists between banking, bill payments, and the Internet. The banking sector is quickly realizing that online banking may be the critical service driver that enables them to maintain a dominant market position, and offer customers wider and more effective, and cost efficient access to financial services.

Banking and Financial Transaction Fraud

         In terms of need, initial implementations will probably flow from the highest value/highest risk transactions down to progressively lower value/lower risk transactions. Using this rationale, corporate cash management should be the first candidate. Ben Miller, the publisher of the Personal Identification Newsletter, has commented if you're sending a message to swap a $100 million derivative you want to be sure someone with the necessary authority said it. After corporate cash management, credit cards are the next most likely step for implementation.

Identity Theft

         Identity theft occurs when a person uses someone else's personal identification to obtain credit, loans, services, rentals or mortgages. America's over reliance on social security numbers contributes to this problem since dishonest clerks at accountancies, legal firms, financial institutions, hospitals, courts and schools are able to obtain access to this information.

The identity theft organization (www.identitytheft.org) claims that 500,000 Americans are targeted by this type of crime each year, and that 25% of credit card fraud now involves some form of identity theft.

         Identity theft is an emerging form of credit fraud where thieves working from an identification like a drivers license create a paper person who registers several sets of credit cards. Once the fake person is created, the thieves misuse the newly minted credit cards with no intention of repaying the sponsoring financial institutions. With this crime, the original person whose identification has been stolen loses his good credit rating and the sponsoring financial institution is defrauded. As of October 1999, 15 states in the United States recognized identity theft as a felony with more states planning similar legislation.

Banking and Financial Transaction Security Measures

         Financial institutions are reticent to report incidents of internal theft for public relations purposes. Atalla Inc, a hardware security division at Tandem, claims that 70% of banking fraud is conducted with an insider. Therefore internal security represents a large opportunity. Some limited reporting has occurred on the types of internal crimes these institutions generally experience. In banks, these problems generally involve junior employees that either steal customer checks or enter into arrangements with criminals. Sometimes professional criminals find work in the accounts payable (or even the mail room) of corporations. When corporations have sloppy internal controls, these kinds of theft can occur for several months.

Banking and Financial Biometric Initiatives

         Some estimates going back to 1998 suggest that banks need checking account deposits of $200 per account as a hedge against all forms of fraud. The primary reason transaction fraud is so significant is the proliferation of access points (ATMs, telephone banking, Internet) available to conduct financial transactions. As the volume of individuals and transactions continue to increase through these access points, so to will the technology needed to secure these transactions.

         Several major financial services institutions are currently piloting a variety of biometric technologies. In addition to the obvious applications, such as account access or internal network security, a variety of other novel solutions are being deployed and investigated. These solutions are being deployed at the ATM and teller level, in web-based applications, and in securities transactions. As more customers and clients decide to transact business remotely, industry observers believe there will be an increasing need to authenticate users on both ends. And while certificate-based infrastructures can determine that a certain personal computer or organization is on the other end, and a Private Key infrastructure can determine that a message has not been modified or read into a transaction, only biometrics can determine that a given individual authorized or initiated a transaction.

         As with electronic bill presentment, the need to find consensus between businesses, financial institutions and consumers has a delaying effect. The International Biometrics Group has noted some major developments in the financial services world listed below. Some of these initiatives have been actively pursued and some may never proceed beyond pilot projects.

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

         The roll out of Mr. Payroll machines since 1997-8 has been successful for several reasons, including management commitment to the concept and public acceptance of an unobtrusive biometric identifier. Moreover, Mr. Payroll did not start with the massive investment in legacy systems, which are issues for major banks and credit card companies. Mr. Payroll has a clearly defined target market, which is working class households that do not have checking accounts. According to information provided by the company and attributed to the Federal Reserve Bank, 41% of American working class households do not have checking accounts. These people need to cash paychecks and this is where Mr. Payroll becomes involved. Mr. Payroll uses a touch pad as an on switch and facial recognition in place of a PIN number.

         Since the success of the initial roll out, InnoVentry Corp. the technical supplier to Mr. Payroll, has installed 500 Mr. Payroll and RPM machines in retail locations including Kroger, Circle K, HEB Pantry Foods, Wal-Mart, K-Mart, Texaco and RaceTrac. RPM machines. InnoVentry has been backed by Wells Fargo & Co and as of September 2000 claims 760,000 customer and over 2 million checks cashed over the last two years.

         Bank of America, Bank One, J.P. Morgan Chase, Citibank, Wachovia, Wells Fargo and the Federal Reserve System are piloting a static signature verification scheme that would work in conjunction with online verification. The initiative is called Automated Imaged Signature Comparison. Check imaging at the point of sale is the primary thrust of the initiative. First and foremost, check imaging safeguards banks and merchants against losses due to insufficient funds and closed accounts, which are the largest sources of loss. This safeguard is expected to increase the general acceptability of checks at the point of sale. An ancillary benefit of check imaging is the reduction handling which reduces the transaction costs of processing checks.

         Static image verification which increases the security of the imaged check. In the past, manual signature verification was applied in an ad hoc manner if the teller or merchant at the point of sale found the customer's behavior or appearance questionable. Automated verification of the signature takes this manual procedure and applies it to each and every transaction. While the principal motivation is safeguarding against insufficient funds and closed accounts, the cost of signature verification has dropped to the point where it can be added on as an ancillary safeguard.

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

Video Games and Internet Television

         The interactive gaming market comprises a multi-billion dollar worldwide home entertainment industry. Interactive video games are played on either PC platforms (Windows and MAC) or proprietary platforms that operate with television sets. These games emulate everything from sporting events to fighter aircraft. The game experience continues to evolve as graphics simulate reality and processing power multiplies. Many games have a cult following who continue to drive the developers to new heights, which contribute to growth in the industry.

         The players in the gaming market consist of platform suppliers, gaming software content suppliers and peripheral input device suppliers. The main suppliers of proprietary platforms for interactive gaming include, but are not limited to:

         -        Sony Playstation 1 and Playstation 2

         -        Sega Dreamcast

         -        Nintendo Gameboy and Game Cube

         -        Microsoft X-Box (target launch Q4 '01)

These consoles are proprietary hardware platforms that play video games on consumer television screens. Interactive entertainment on the Internet is also gaining popularity, but access speeds in the local loop of the network limit the capabilities of many games.

         In terms of content, the platform suppliers listed above are developing much of their own core gaming software. However, software content is not limited to the platform suppliers as there are a range of partner companies ( e.g. Electronic Arts ) developing games for both the platform suppliers and the PC market.

         Another set of players within the gaming market are the peripheral input device suppliers, producing input devices such as joysticks, gamepads, wheels and pedals. Their devices add value to the core products developed by the platform suppliers.

Marketing

         Banking and Financial Transactions

         If Biometrics Security exercises its option to acquire a license to use DSI's gesture recognition technology for banking and financial transactions, our market penetration strategy will focus on the security and efficient interface aspects of the banking and financial transactions market segments. We intend to derive multiple revenue streams from:

         - transaction loss reduction profit sharing (Automatic Teller Machines, debit and credit cards, and e-commerce);

         - interaction cost management within the banking and financial transaction vertical market (double initial control system, information management, back office, etc.); and

         -        sublicensing to financial institutions.

         DSI's gesture recognition technology forms the core delivery platform for the execution of our business model, around which we will build our intellectual property management portfolio. Gesture recognition technology brings full reverse compatibility and improved performance to gesture recognition technology enabled multi-touch pads that can be utilized for dynamic signature verification. Within the area of interface efficiency, these are deemed advanced generation touch pads or mice replacements, and we believe they greatly enhance keyboard functionality when executing upon the function of financial transactions.

         A key element of our market penetration strategy is incorporating intelligent gesture recognition technology enabled input devices that will provide a transparent and ubiquitous delivery platform for minimizing interaction and transaction costs within the vertical banking and financial transactions markets. We will initially focus on the three market segments, where we intend to be first to market. This includes initially developing under license and marketing:

         - Standalone multi-touch DatoPad for power users of gesture recognition technology enabled professional financial services software, and subsequently for the on-line banking aftermarket general user;

         - Gesture recognition technology enabled security biometric interaction and transaction systems for the banking and financial services markets; and

         - Gesture recognition technology enabled security biometric hardware and software solutions for the point of sale markets, integrated with public and home access transaction systems.

         Video Games and Internet Television

         If NetFace exercises its option to acquire a license to use DSI's gesture recognition technology for video games and Internet television, we will seek to establish supplier, partnership and license agreements with the platform suppliers and other content providers in order to build more intuitive solutions that dovetail with our product roadmaps. Once on-board with a key platform, we will be in a better position to integrate our technology into input devices produced by the peripheral input device suppliers. We will also be able to better influence the gaming software content suppliers to build their games using gesture recognition technology.

         At the outset, our technology will likely complement conventional button controllers, joysticks and gamepads rather than displace them.
However, as gesture recognition technology is embraced by users, our penetration should increase dramatically.

         Over the short term, we do not intend to sell solutions directly to the consumer market, instead we intend to look to leverage third party relationships.

         Though industry experts have been touting the theme of "convergence" for the better part of a decade, proprietary console games and PC based computer games are still fairly discrete markets. Some important indicators affecting our product potential:

         - In 1999, 215 million PC-based and console games were sold in the United States.

         -        Combined hardware sales reached $1.3 billion.

         -        Software sales of TV Console games reached $4.2 billion.

         - PC software sales reached $1.9 billion. Each console is bundled with two controllers.

In 2000, only 8 million proprietary gaming consoles were sold worldwide. This is because new platform launches are cyclical -roughly every 2-4 years the leading OEMs come out with a new gaming console. For example, Sony released Playstation 2 in 2000 and is expected to release the next generation console in 2004.

         Competition

         If Biometrics Security or NetFace exercises its option to acquire a license to use DSI's gesture recognition technology for banking and financial transactions or video games and Internet television, respectively, we will compete with many well-established United States and foreign manufacturers in the biometrics market. Key manufacturers competing in the dynamic signature verification market include Checkmate Electronics Inc., PenOP Inc., SOFTPRO, Xenetek, and Ink Tools. These manufacturers exemplify the fact that the development of strong alliance partners is a key success factor in this field. Checkmate has a strategic marketing agreement with IBM. PenOP has a series of agreements with Microsoft, Netscape, Adobe and Eastman Systems. SOFTPRO has multiple international distribution agreements with UNISYS. Ink Tools has a strategic alliance with Palm Corporation. In any new technology (especially where consistent industry profitability is several years away), the ability to make agreements with tenured high tech companies is a key concern. The ability to partner is further leveraged when successful pilot programs are promoted effectively.

         Leading manufacturers of voice recognition systems include InterVoice-Brite, Inc., Orga, Veritel, VeriVoice, and ITT Industries. Increasingly, companies in this field are becoming adept at several input technologies. As the prices of input devices fall, the value proposition shifts to software attributes like the logic of comparing input data to the digital template, file storage, and verification times. For retail banking transactions, authentication time against a large data base is a critical consideration. Several of the technology segments surveyed now offer acceptably low input device prices and sufficiently fast authentication times.

         All of these companies have developed products and are authorized to sell products. All of our principal competitors are significantly larger, well established and are better capitalized than us, all of which could adversely affect our ability to compete.

Employees

         As of October 1, 2001, we had five (5) full-time employees and three
(3) part-time employees, none of whom is represented by any labor union.

ITEM 2.           DESCRIPTION OF PROPERTY.

         We occupy approximately 2,500 square feet of space at 1410-1030 West Georgia Street, Vancouver, British Columbia, Canada for our executive offices. The lease is for a term expiring March 31, 2004, at a base rent of approximately $2,200 per month through March 2003 and approximately $2,400 per month thereafter.

ITEM 3.           LEGAL PROCEEDINGS

         We nor any of our subsidiaries is a party to any material legal proceeding, nor, to our knowledge, is any litigation threatened against us or our subsidiaries.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.



                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.


         Our common stock is traded in the over-the-counter market and has been quoted on the OTC Bulletin Board under the symbol "SBTI" since June 12, 2001. From September 1, 2000 to June 11, 2001, our common stock was quoted in the Pink Sheets. The following table presents the range of the high and low bid quotations for our common stock as reported for each quarter beginning July 27, 2000 when the stock was first quoted. Such quotations reflect inter-dealer prices without adjustments for retail mark-up, markdown or commissions, and do not necessarily represent actual transactions.

                                                               BID QUOTATIONS

PERIOD                                            LOW                             HIGH
------                                            ---                             ----
July 27, 2000 - September 29, 2000                $4.00                         $ 14.00
October 1, 2000 - December 30, 2000               $5.00                         $  6.25
January 1, 2001 -  March 30,  2001                $2.50                         $  6.625
April 1, 2001 - June 30, 2001                     $2.25                         $  4.95


Holders

         As of September 21, 2001, our common stock was owned by 248 record holders and there were approximately 400 beneficial owners.

Dividends

         We have never declared or paid any cash dividends. It is our present policy to retain earnings to finance the growth and development of the business and, therefore, we do does not anticipate paying dividends on its common stock in the foreseeable future.

Recent Sales of Unregistered Securities

         The following sets forth certain information regarding sales of, and other transactions with respect to, our securities issued during the quarter ended June 30, 2001, which sales and other transactions were not registered pursuant to the Securities Act of 1933. Unless otherwise indicated, no underwriters were involved in such transactions.

         During the quarter ended March 31, 2001, we granted options to purchase a total of 115,000 shares of common stock under our 2000 Stock Option Plan to two consultants. The exercise price of the options is $1.00 per share. The options become exercisable as follows: (i) 25% of the shares underlying options granted within 180 days after the date of grant; (ii) 25% of the shares underlying options granted within 360 days after the date of grant; and (iii) 25% of the shares underlying options granted within 540 days after the date of grant. The grants to the consultants were exempt from the registration requirements of the Securities Act under Section 4(2).

             During the quarter ended June 30, 2001, we granted options to purchase a total of 808,500 shares of common stock under our 2000 Stock Option Plan. The exercise price of the options is $1.00 per share. Options to purchase 250,000 shares become exercisable as follows: (i) 25% of the shares underlying options are immediately exercisable after the date of grant; (ii) 50% of the shares underlying options granted within 180 days after the date of grant; (iii) 75% of the shares underlying options granted within 360 days after the date of grant; and (iv) 100% of the shares underlying options granted within 540 days after the date of grant. Options to purchase 558,500 shares become exercisable as follows: (i) 25% of the shares underlying options granted within 180 days after the date of grant; (ii) 50% of the shares underlying options granted within 360 days after the date of grant; (iii) 75% of the shares underlying options granted within 540 days after the date of grant; and (iv) 100% of the shares underlying options granted within 720 days after the date of grant. Options to purchase a total of 600,000 shares were granted to two our officers and two of our directors. Options to purchase a total of 208,500 shares were granted to five consultants. The grants to our officers and directors were exempt from the registration requirements of the Securities Act under Section 4(2) and Rule 506 of Regulation D. The grants to the consultants were exempt from the registration requirements of the Securities Act under Section 4(2).

         On June 29, 2001, we issued 20,000,000 shares of common stock to the former members of NetFace, all of whom represented to us that they were accredited investors, in exchange for each of their membership interests in

NetFace. The issuance of those shares were exempt from the registration requirements of the Securities Act under Section 4(2) and Rule 506 of Regulation D.

          With respect to the sales made in reliance on the exemption afforded by Section 4(2) of the Securities Act, (i) no advertising or general solicitation was employed in offering the securities, (ii) the securities were offered to a limited number of individuals and the transfer thereof was appropriately restricted by us, (iii) all purchasers were sophisticated investors who were capable of evaluating the merits and risks of the investment and had access to the type of information that would be included in a registration statement with respect to the securities and (iv) each purchaser represented that the securities were acquired for investment and not with a view to re-sale in contravention of the registration provisions of the Securities Act of 1933.

                           FORWARD-LOOKING STATEMENTS

         Many statements made in this registration statement under the captions "Business", "Risk Factors" and "Management's Discussion and Analysis or Plan of Operations" are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that are not based on historical facts. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we "believe," "anticipate," "estimate," "expect," "will" or words of similar import as they relate to us or our management, or describe our future plans, objectives or goals. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this registration statement relate only to events as of the date on which the statements are made.

         The financial projections and or estimates which accompany this filing have been prepared by us and are based on certain assumptions regarding future operations. The projections are an estimate only, based on certain assumptions, which may prove to be inaccurate, and which are subject to future conditions over which we may have no control. There is absolutely no assurance that we will experience the operating results depicted in the estimates.

         The financial projections were prepared by our management and have not been examined or compiled by independent certified public accountants or legal counsel. Our accountants and legal counsel have not participated in the preparation or review of the financial projection or estimates. Accordingly, our accountants and legal counsel cannot provide any level of assurance of them.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         When used in this Form 10-KSB, the words "anticipated", "estimate", "expect", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that we will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

         The following discussion and analysis of financial conditions, results of operation and plan of operation should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-KSB.

         Security Biometrics, Inc. was incorporated as Great Bear Resources, Inc. in the State of Nevada on March 12, 1999 and we changed our name to Great Bear Investments, Inc. on May 25, 1999. On August 11, 2000, we changed our name to Security Biometrics, Inc. We are a development stage company whose objective is to develop, market under license and distribute dynamic biometric technologies specific to the security applications of banking and financial transactions, including dynamic gesture recognition technology, dynamic signature verification and voice recognition. Our wholly owned subsidiary, Biometrics Security, Inc., a Nevada corporation incorporated on June 25, 2000, has an option for an exclusive worldwide license to DSI Datotech Systems, Inc.'s ("DSI") gesture recognition technology for banking and financial transactions, which will form the core of our business. Our plan is to develop this technology into revenue and profit operations.

         Biometric Security paid DSI $320,000 under the option agreement and was required to pay DSI an additional $3,000,000 by July 22, 2001, which payment has not been made. We have elected to expense the $320,000 deposit paid to DSI. Biometrics Security has three months from the date DSI's gesture recognition technology is fully developed to exercise the option to license DSI's gesture recognition technology for $8,000,000, less the amounts previously paid by Biometrics Security to DSI. DSI also will get 20% of the common stock of Biometrics Security upon exercise of the option.

         On June 29, 2001, we acquired all of the outstanding membership interests of NetFace, LLC, a Connecticut limited liability company, in exchange for 20,000,000 share of our common stock. NetFace holds an option to acquire an exclusive worldwide, perpetual, royalty-free license to exploit the Gesture Recognition Technology developed by DSI for video games and Internet/television. The exercise price of the option is $5,000,000 plus a 20% Class B Membership of NetFace.

         We are a development stage company and have not, to date, generated any revenues nor does our business plan contemplate such revenues during the next twelve months. Since inception, we have funded our operations and capital expenditures primarily through private placements of our securities. We received a total of $757,685 from the sale of common stock in private offerings in 2000, which was used for working capital. We are required to seek additional financing on an ongoing basis to execute our business plan. Additional financing may not be available on terms acceptable to use or at all. Our business is in the early stages of development. Other facts which will affect our ultimate commercial success include the competitive environment, the impact of technological change, dependence on key personnel and reliance on third party relationships.

         Our ability to generate revenues and positive cash flow will depend on several factors, including the nature and speed of the development process, advancement of site testing and public and commercial approval of gesture recognition technology.

Results of Operations

         For the year ended June 30, 2001, we had no revenues and incurred expenses of $814,855 for a net loss of ($814,855). Our expenses for the year ended June 30, 2001 consisted primarily of general and administrative expenses of approximately $495,000 and the Gesture Recognition Technology Option expense of $320,000. Our net loss per share for the period ended June 30, 2001 was $(.02).

         At June 30, 2001, shareholder equity totaled $109,399.

Liquidity and Capital Resources

         At June 30, 2001, we had negative working capital of approximately $114,000 which consisted of current assets of approximately $36,000 and current liabilities of approximately $150,000. Our current assets at June 30, 2001 were approximately $36,000, which consisted of cash and cash equivalents of approximately $26,000, G.S.T. refund of approximately $9,000 and prepaid expenses of approximately $900. At June 30, 2001, we had current liabilities of approximately $150,000 composed primarily of accounts payable to non-related entities of approximately $111,000, accounts payable to related entities of $10,000, accrued liabilities of approximately $25,000 and the current portion of a capital lease payable of approximately $3,600.

         At June 30, 2001, we had total assets of approximately $269,000 and total liabilities of approximately $160,000.

         We believe that our existing capital will not be sufficient to meet our cash needs, including those of our subsidiaries and the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. Over the next twelve months, we will seek to fund our operations through the raising of additional capital and loans, if available to us on terms and conditions acceptable to us. We have no present plans to increase our staff or operations beyond its present staff and operations over the next twelve months. We will continue to work toward developing, marketing and distributing dynamic biometric technologies.

         No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to us to allow us to cover our expenses.

         We may seek to compensate providers of services by issuances of stock in lieu of cash.

Our balance sheet as of June 30, 2001 reflects limited assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the officers, directors, principals, affiliates or shareholders of our company.

Effect of Inflation

         Inflation did not have any significant effect on our operations during the year ended June 30, 2001. Further, inflation is not expected to have any significant effect on our future operations.

ITEM 7.           FINANCIAL STATEMENTS.

            The information required under this Item appears in a separate section following Item 13 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         See our report filed on Form 8-K dated June 26, 2001.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name                                Age         Position
----                                ---         --------
Kenneth Barr                        53          Chief Executive Officer, President and a
                                                Director

Wayne Taylor                        49          Chief Financial Officer

Stephen J. Henry                    62          Corporate Secretary

W. David Angus                      53          Director

Robert Egery                        48          Director

Allan Gibbins                       53          Director

George Gould                        62          Director

Gerard Munera                       65          Director

         Each director is elected to hold office until the next annual meeting of stockholders and until his successor is elected and qualified. All officers serve at the discretion of the Board of Directors.

         Kenneth Barr has been a Director since September 29, 2000 and our Chief Executive Officer and President since July 15, 2001. In October 2000, Mr. Barr was appointed President and Chief Executive Officer of Combined Telecom Inc.
(CTI). CTI is a Canadian facilities-based, national competitive local exchange carrier offering local network access, Internet and data networking, enhanced messaging, wireless services and fully managed scalable telecom solutions. CTI is a wholly owned subsidiary of Tricaster Capital Corporation, a North American merchant bank specializing in telecommunications and e-business opportunities. From March 2000 to September 2000, Mr. Barr was Chief Operating officer of Cygnal Technologies. Mr. Barr served as President - Business Communications Systems for Lucent Technologies, Canada from March 1993 until October 1999. During this same period, he was Executive Vice President and Chief Operating Officer of the Canadian holding company, Lucent Technologies (Canada). He also is a member of DSI's Advisory Board.

         Wayne Taylor, a promoter of our company, has been our Chief Financial Officer since April 12, 2001. Mr. Taylor has been president of FGH Insurance Agencies Ltd. since May 1995. From December 1990 to April 1995, he was a partner of JWL Sales Inc. From October 1988 to November 1990, he was a partner of, and Secretary and Treasurer of, Credit Resources Inc. From July 1986 to September 1988, he was Manager-Credit of Richmond Savings and Credit Union. From April 1977 to June 1986, he was Manager-Credit of Bank of British Columbia. From 1973 to March 1977, he was Branch Manager of Associate Finance. Mr. Taylor is a member of DSI's Advisory Board.

         Stephen J. Henry has been our Corporate Secretary since November 22, 2000. Mr. Henry has served as President and Director of SJ Henry Holdings, Ltd., a real estate development company, since March 1994.

         The Honourable W. David Angus has been a Director since November 6, 2000. He has practiced law with the law firm of Stikeman Elliott since February 1963. He was appointed Queens Counsel in December 1984. He is a senior partner and head of the Shipping and Insurance Department in the Montreal office. Senator Angus was summoned to the Senate of Canada in 1993. Senator Angus is a member of the Standing Senate Committee on "Banking, Trade and Commerce" and a member of the Standing Senate Committee on "Transport and Communications." Senator Angus is a Member of the Montreal, Quebec and Canadian Bar Associations. He is Honourary Life Member of the Canadian Maritime Law Association, of which he was the President from 1989 to 1992. Senator Angus also serves as a Governor of the International Maritime Law Institute, Malta. He is an Associate Member and Past Chairman of the Association of Average Adjusters of Canada. He is also an Associate Member of the U.K., and U.S. Associations of Average Adjusters and of the Canadian Board of Marine Underwriters. Senator Angus serves on the Board of Directors of Air Canada, AON Reed Stenhouse Inc, Eastern Canada Towing Limited, Eastern Canadian Tug Owners Association, Madeg Holdings Inc, Nymox Pharmaceutical Corporation (non-executive Chairman) Systech Retail Systems Inc, AutoSkill International Inc. and 3DVisit.com Inc. (non-executive Chairman).

         Robert Egery has been a Director since November 6, 2000. Mr. Egery has served as President and Chief Executive Officer of DSI since December 2000. From August 1998 to December 2000, Mr. Egery was Director of Flight Training of Bombardier Aerospace. Prior to that, he was Vice President of Business Development for Lockheed Martin from August 1994 to August 1998 and Vice President of Marketing and Contracts for Honeywell/Allied Signal. He also has been a Director of DSI since December 2000.

         Allan Gibbins has been a Director since November 6, 2000. Mr. Gibbins was interim Vice President, General Manager beginning in June 1992 and was appointed President and Chief Executive Officer of Hubbell Canada Inc., a subsidiary of Hubbell Incorporated, in September 1993. He is the Chairman of the Electrical, Electronic Manufacturers Association of Canada (EEMAC). From September 1988 to May 1992, Mr. Gibbins was Vice President and General Manager of Nutone Electrical Inc. Prior to that he held senior management positions with duPont Canada Inc. for 16 years. He also has been a Director of DSI since December 2000.

         George Gould has been a director since August 1, 2000. Mr. Gould was also our President from September 8, 2000 to July 15, 2001. Mr. Gould began his career in the Financial Services Industry in 1961. In March 1973 he entered the banking business with HSBC Bank Canada, formerly known as Hong Kong Bank of Canada where he held several senior management positions until July 2000. Mr. Gould has been the President of GT Financing and Insurance Specialists Ltd. since August 2000.

         Gerard E. Munera has been a Director since June 26, 2001. Mr. Munera has been Chairman, CEO and controlling shareholder of Synergex Group Partnership, a Connecticut general partnership, with majority participations since 1996 in Arcadia, a manufacturer of low-rise curtain walls, store-fronts and office partitions, and in Estancia El Olmo, a large cattle ranch. From 1994-1996, Mr. Munera was Chairman and CEO of Latin American Gold Inc., a junior gold exploration and mining company with activities in Ecuador and Venezuela.. From 1991-1994, Mr. Munera was president and CEO of Minorco (USA), a diversified $1.5 billion natural resources group with interests in base and precious metals, industrial minerals, oil and gas, chemicals and fertilizers, in both the U.S. and Canada.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no other reports were required for those persons, we believe that, during the period from July 1, 2000 through June 30, 2001, all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with, except that (i) an initial ownership report on Form 3 was filed late for each of Wayne Taylor and Gesture Recognition Technologies International Limited; (ii) a Form 5 reporting the grant of a stock option to Kenneth Barr was filed late; and (iii) an initial ownership report on Form 3 by Gerard Munera has not yet been filed.

ITEM 10.          EXECUTIVE COMPENSATION

         Summary Compensation Table

         The following table sets forth, for the fiscal year ended June 30, 2001, compensation awarded to, earned by, or paid to our former president, George Gould. No compensation in excess of $100,000 for the fiscal year ended June 30, 2001 was awarded to, earned by, or paid to any of our executive officers.

                             Annual Compensation                                 Long-Term Compensation
                 ------------------------------------------      ----------------------------------------------
                                                                  Awards             Awards            Payouts
                                                                  ------             ------            -------
Name and                                       Other Annual      Restricted        Securities                          All other
Principal        Fiscal  Salary     Bonus     Compensation       Stock             underlying          LTIP            compensation
Position         Year     ($)        ($)          ($)            Awards            options/SARs        Payouts             ($)
------------------------------------------------------------------------------------------------------------------------------------
George Gould,     2001      0          0            0               0                 250,000              0                 0
 former President

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               [INDIVIDUAL GRANTS]

The following table below contains certain information concerning stock options/SARs granted to our former president, George Gould, during the fiscal year ended June 30, 2001:

                             Number of        Percent of total
                             securities         options/SARs                                     Market
                             underlying          granted to         Exercise or                  Price on
                             options/SARs       employees in        base price   Expiration      Date of
      Name                     granted           fiscal year         ($/Share)        Date         Grant
George Gould                      250,000            7.5%              $1.00        08/20/05       $2.75


   AGGREGATED OPTION/SAR EXERCISES DURING THE FISCAL YEAR-ENDED JUNE 30, 2001
                      AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table sets forth certain information concerning the number and value of securities underlying exercisable and unexercisable stock options/SARs as of the fiscal year ended June 30, 2001 by our former president, George Gould.

                                                        NUMBER OF SECURITIES UNDERLYING            VALUE OF UNEXERCISED
                                 SHARES ACQUIRED       UNEXERCISED OPTIONS/SARS AT FISCAL      IN-THE-MONEY OPTIONS/SARS AT
                                  ON EXERCISE                     YEAR-END (#)                   FISCAL YEAR-END ($) (2)

                                            VALUED
NAME                          NUMBER       REALIZED      EXERCISABLE      UNEXERCISABLE       EXERCISABLE     UNEXERCISABLE
----                          ------       --------      -----------      -------------       -----------     -------------
George Gould (1)                0              0             187,500            62,500        $731,250        $243,750


-----------------

(1) George Gould was granted an option to purchase 250,000 shares of our common stock which became or become exercisable as follows: (i) 62,500 on 8/21/2000;
(ii) 62,500 on 2/19/01; (iii) 62,500 on 8/21/01; and (iv) 62,500 on 2/19/02.

(2) The closing price for our common stock on June 29, 2001 was $4.90 per share.

Compensation of Directors; Employment Contracts

         Our directors receive (CDN)$1,000 for their attendance at each board meeting and (CDN) $500 for each telephonic board meeting.

         We have no employment contracts with any of our executive officers.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of October 8, 2001 the beneficial ownership of our common stock, our only class of voting securities, by (i) each person who is known to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) executive officers listed in the Compensation Table and (iv) all our officers and directors as a group. As of October 8, 2001, we had outstanding 70,832,315 shares of common stock.

                                                                   Amount and Nature of
Name and Address of  Beneficial Owner                            Beneficial Ownership (1)          Percent of Class
--------------------------------------                           ------------------------          ----------------
Kenneth Barr                                                           312,500 (2)                         *
1668 Valley Ridge Crescent
Pickering, ON Canada

W. David Angus                                                         187,500 (3)                         *
1155 Rene-Levesque Boulevard
Montreal, PQ Canada

Robert Egery                                                           187,500 (4)                         *
480 Elizabeth
Beaconsfield, PQ Canada

Allan Gibbins                                                          187,500 (3)                         *
212 Westridge Drive
Kleinburg, ON Canada

George Gould                                                           187,500 (5)                         *
2970 Venables Street
Vancouver, BC Canada

Gerard E. Munera                                                    10,580,000 (6)                       14.9%
16 Old Mill Road
Greenwich, CT

Gesture Recognition Technologies                                    37,500,000 (7)                       52.9%
International Limited
c/o CIBC Trust and Merchant
Bank (Barbados) Limited
Bank Warrens Street
Michaels Bar
Barbados

Michel Berty
PO Box 466 Sayres Avenue                                             3,540,000                           5.0%
Wainscott, NY

LAG SA
Edificio El Farallon Apt. 101                                        3,540,000                           5.0%
Calle 30 Punta del Este
Uruguay

All officers and directors
  as a group (8 persons)                                            11,830,000 (8)                      16.41%

----------------
* Indicates less than 1%

(1) Except as otherwise noted in the footnotes to this table, the named person owns directly and exercises sole voting and investment power over the shares listed as beneficially owned by such persons. Includes any securities that such person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(2) Represents 312,500 shares that he may acquire upon exercise of stock options prior to December 8, 2001. Does not include (i) 62,500 shares that he may acquire upon the exercise of stock options commencing 2/19/02, (ii) 62,500 shares that he may acquire upon the exercise of stock options commencing 4/16/02 and (iii) 62,500 shares that he may acquire upon the exercise of stock options commencing 10/15/02.

(3) Represents 187,500 shares that he may acquire upon exercise of stock options prior to December 8, 2001. Does not include 62,500 shares that he may acquire upon the exercise of stock options commencing 5/01/02.

(4) Represents 187,500 shares that he may acquire upon exercise of stock options prior to December 8, 2001. Does not include 62,500 shares that he may acquire upon the exercise of stock options commencing 4/15/02.

(5) Represents 187,500 shares that he may acquire upon exercise of stock options prior to December 8, 2001. Does not include 62,500 shares issuable upon the exercise of stock options commencing 2/19/02.

(6) Includes 6,040,000 shares owned by an investment partnership of which Mr. Munera is managing general partner. Mr. Munera has sole dispositive power with respect to 724,800 shares owned by the investment partnership and shares dispositive power with respect to the remaining 5,315,200 shares. Does not include (i) 62,500 shares that he may acquire upon the exercise of stock options commencing 12/25/01, (ii) 62,500 shares that he may acquire upon the exercise of stock options commencing 6/26/02, (iii) 62,500 shares that he may acquire upon the exercise of stock options commencing 12/25/02 and (iv) 62,500 shares that he may acquire upon the exercise of stock options commencing 6/26/03.

(7) Gotham Trust is the sole shareholder of Gesture Recognition Technologies International Limited. Jason Taylor and Candice Taylor, the adult children of Wayne Taylor, are the beneficiaries of Gotham Trust. Wayne Taylor disclaims beneficial ownership of those shares.

(8) Includes 1,250,000 shares that may be acquired upon exercise of stock options prior to December 8, 2001.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Wayne Taylor, our Chief Financial Officer and a promoter of our company, serves as a consultant to DSI under a Financial Consulting Agreement dated February 28, 2000. Under the terms of that agreement, Mr. Taylor is entitled to a commission of 10% of the amount of any financing arranged by Mr. Taylor and 1.5% of the amount of other financings for DSI, which commissions. Mr. Taylor also is entitled to commissions of 10% of the amount of any licensing fee arranged through Mr. Taylor, excluding royalty payments. As of October 1, 2000, Mr. Taylor has received $64,120, plus 50,000 shares of DSI for services provided under the agreement. The agreement also granted Mr. Taylor a transferable option to acquire an exclusive worldwide license to exploit DSI's proprietary gesture recognition technology for banking and financial transactions. The exercise price of the option is $8,000,000, plus 20% of the undiluted equity of the partnership or corporation receiving the license for the technology. There was no formal option or form of license agreement containing any other terms of the option or license at that time. Mr. Taylor is not entitled to any commission for the grant of the option and exclusive license for the banking and financial transactions market.

         On July 28, 2000, Mr. Taylor assigned the option to Gesture Recognition Technologies International Limited for nominal consideration. Gesture Recognition Technologies International Limited is owned by Gotham Trust, the beneficiaries of which are Jason Taylor and Candice Taylor, the adult children of Mr. Taylor. Mr. Taylor disclaims beneficial ownership of these shares. On August 1, 2000, Gesture Recognition Technologies International Limited assigned the option to Biometrics Security in consideration for 500,000 shares of the preferred stock of Biometrics Security.

         On August 25, 2000, we acquired all of the outstanding capital stock of Biometrics Security in a share exchange with its shareholders. Gesture Recognition Technologies International Limited received 37,500,000 shares of our common stock in exchange for the 500,000 shares of Biometrics Security's preferred stock in the share exchange. Upon completion of the share exchange, Biometrics Security became our wholly-owned subsidiary. The number of shares issued to Gesture Recognition Technologies International Limited as part of the share exchange with Biometrics Security was arbitrarily determined by Wayne Taylor, who together with Stephen J. Henry, our Corporate Secretary and President of Biometrics Security, structured the terms of our acquisition of Biometrics Security and the consideration for the assignment of the option to Biometrics Security. Since Wayne Taylor initiated the organization of our business, under the rules of the Securities and Exchange Commission, he is a promoter of our company.

         On August 22, 2000, DSI entered into a definitive option agreement with Biometrics Security, which sets forth the terms and conditions of the option and license. The option agreement grants Biometrics Security an option to acquire an exclusive worldwide license to exploit DSI's proprietary gesture recognition technology for banking and financial transactions. The option may be exercised during the three month period commencing on the date DSI makes available a prototype reasonably acceptable to us. The exercise price of the option is $8,000,000. We have paid DSI $320,000 or 4% of the total $8,000,000 exercise price under the option agreement and we are required to pay DSI an additional $3,000,000, which will be used by DSI to develop a prototype. DSI extended the due date for the payment of the $3,000,000 from July 22, 2001 to August 22, 2001 and is continuing to work with us pending payment. However, DSI has the right to terminate the option for our failure to make the payment. Amounts paid under the option agreement will be credited against the $8,000,000 exercise price of the option. DSI has agreed to use its best efforts to make a prototype available to us within 12 months after we make the $3,000,000 payment. In addition, upon exercise of the option by Biometrics Security, DSI is entitled to receive 20% of the then outstanding common stock of Biometrics Security. We do not have the right to recover monies paid under the option agreement if DSI fails to make a prototype available to us.

         The basic economic terms of the original option granted to Wayne Taylor by DSI and the terms of the option and license agreements between Biometrics Security and DSI were negotiated by Wayne Taylor and Edward C. Pardiak, Chairman of the Board of DSI. The terms of the option were based on the option agreement dated June 28, 2000, under which DSI granted NetFace an option to acquire an exclusive license to use its gesture recognition technology in interfaces for personal computer and console games and Internet television. The exercise price of the NetFace option was $5,000,000, of which $100,000, representing 4% of the total exercise price, was paid upon signing of the option agreements. DSI also is entitled to receive 20% of the outstanding equity of NetFace upon exercise of the option under the NetFace option agreement. The terms of the Biometrics Security option, but not the original option granted to Taylor, require DSI to develop a prototype. The prototype is intended to interpret gestures using more advanced gesture recognition algorithms to be developed by DSI. DSI estimates that the cost of developing the prototype is $3,000,000. DSI required that Biometrics Security pay $3,000,000 of the exercise price to cover these development costs. As a result, the exercise price for the Biometrics Security option is $3,000,000 higher than the exercise price of the option granted for use in interfaces for personal computers, console games and Internet television.

         On June 29, 2001, we acquired all of the outstanding membership interests of NetFace in exchange for an aggregate of 20,000,000 shares of our common stock. NetFace holds an option to acquire an exclusive worldwide perpetual, royalty-free license to exploit the gesture recognition technology developed by DSI for video games and Internet television. The exercise price of the option is $5,000,000, plus a 20% Class B Membership Interest in NetFace. NetFace has paid DSI $200,000 of the exercise price, with the balance payable by December 4, 2002, the date upon which the option expires.

         Robert Egery, a director of our company, has been President and Chief Operating Officer of DSI since December 2000. Two of our other directors, Allan Gibbins and Robert Egery, became directors of DSI in December 2000. Mr. Gibbins is the brother-in-law of Edward C. Pardiak, Chairman of the Board of Directors of DSI. In addition, Kenneth Barr, our Chief Executive Officer and a director, and Wayne Taylor have been members of the Advisory Board of DSI since December 13, 1999. Except for W. David Angus, all of our directors and officers own shares of DSI common stock, as follows:

           Kenneth Barr............................... 167,000 shares, plus options to purchase an additional
                                                       100,000 shares at CDN $0.40
                                                       per share

           Wayne Taylor............................... 50,000 shares, plus options to purchase a total of 165,000
                                                       shares -- 150,000 at an exercise
                                                       price of CDN $1.00 per share and
                                                       15,000 at an exercise price
                                                       of CDN $0.40 per share.

           Stephen J. Henry........................... 100,000 shares

           Allan Gibbins.............................. 137,500 shares

           George Gould ..............................  10,000 shares

           Robert Egery............................... 650,000 shares

ITEM 13.   Exhibits and Reports of Form 8-K.

(a)  Exhibits

EXHIBIT NO.                         DESCRIPTION OF EXHIBITS
-----------                         -----------------------
3.1*              Certificate of Amendment to Articles of Incorporation of Registrant
                  changing the name of the Registrant to Great Bear Investments, Inc.

3.2*              Articles of Incorporation of Registrant.

3.3** Certificate of Amendment to the Articles of Incorporation of Registrant changing the name of the Registrant to Security
                  Biometrics Inc.

3.4*              By-Laws of the Registrant.

10.1***           Financial Consulting Agreement between DSI Datotech Systems, Inc.
                  and Wayne Alan Taylor, dated February 28, 2000.

10.2**            Assignment from Wayne Alan Taylor to Gesture Recognition
                  Technologies International Limited dated July 28, 2000.

10.3***           Assignment from GRT International Limited to Biometrics Security
                  Inc. dated August 1, 2000.

10.4***           Stock Exchange Agreement among the Registrant, Biometrics Security
                  Inc. and the shareholders of Biometrics Security Inc.

10.5***           Option Agreement between Biometrics Security Inc. and DSI Datotech
                  Systems, Inc. dated August 22, 2000.

10.6***           Consulting contract between the Registrant and Curtis L. Mearns.

10.7***           Consulting Agreement between the Registrant and LK&Z Advisory
                  International, Inc.

10.8****          Exchange Agreement among the Registrant, NetFace LLC and the members of NetFace LLC dated June 29, 2001.

10.9              Option Agreement by and between DSI Datotech Systems, Inc. and
                  NetFace, LLC dated June 28, 2000.

21.1              Subsidiaries

--------

* Incorporated by reference to Registrant's Registration Statement on Form 10-SB, filed on May 26, 2000.

** Incorporated by reference to Registrant's Registration Statement on Form 10-SB/A (No. 2), filed on December 28, 2000.

*** Incorporated by reference to Registrant's Registration Statement on Form 10-SB/A (No. 3), filed on March 7, 2001.

**** Incorporated by reference to Registrant's report on Form 8-K filed on July 13, 2001.

(b)  Reports of Form 8-K.

         A report on Form 8-K was filed on June 26, 2001, reporting under Item
4.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         By:  /s/ Kenneth Barr
                                              ----------------------------------
                                              Name: Kenneth Barr
                                              Title:   Chief Executive Officer

Date:  October 11, 2001


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  Kenneth Barr                                  Chief Executive Officer, President and
---------------------------------------------                     Director                        October 11, 2001
                 Kenneth Barr                            (principal executive officer)



/s/  Wayne Taylor                                          Chief Financial Officer
---------------------------------------------    (principal financial and accounting officer)     October 11, 2001
                 Wayne Taylor


/s/  W. David Angus                                                Director                       October 11, 2001
---------------------------------------------
                W. David Angus


/s/ Robert Egery                                                   Director                       October 11, 2001
---------------------------------------------
                 Robert Egery


/s/  Allan Gibbins                                                 Director                       October 11, 2001
---------------------------------------------
                 Allan Gibbins


/s/  George Gould                                                  Director                       October 11, 2001
---------------------------------------------
                 George Gould


/s/  Gerard E. Munera                                              Director
---------------------------------------------
                       Gerard E. Munera                                                           October 11, 2001

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                          FORMERLY KNOWN AS GREAT BEAR
                                INVESTMENTS, INC.
                          (DEVELOPMENT STAGE COMPANIES)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001

                                TABLE OF CONTENTS



                                                                        PAGE NO.
                                                                        --------
INDEPENDENT AUDITORS' REPORT.........................................       1

FINANCIAL STATEMENTS

   Consolidated Balance Sheet........................................       2

   Consolidated Statement of Operations..............................       3

   Consolidated Statement of Stockholders' Equity....................       4

   Consolidated Statement of Cash Flows..............................     5 - 6

   Notes to Consolidated Financial Statements........................    7 - 15

                          INDEPENDENT AUDITORS' REPORT


To The Stockholders and Board of Directors
Security Biometrics, Inc. and Subsidiaries
Formerly known as Great Bear Investments, Inc.
(Development Stage Companies)


We have audited the accompanying consolidated balance sheet of Security Biometrics, Inc. and Subsidiaries, formerly known as Great Bear Investments, Inc. (Development Stage Companies) as of June 30, 2001 and the related statements of operations, stockholders' equity and cash flows for the period from August 25, 2000 (date of inception) to June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the June 30, 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Security Biometrics, Inc. and Subsidiaries as of June 30, 2001, and the results of its operations and its cash flows for the period from August 25, 2000 (date of inception) to June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has a working capital deficit, no revenues and needs additional capital to continue the development processes. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 13. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




MOFFITT & COMPANY, P.C.
SCOTTSDALE, ARIZONA


September 14, 2001

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001



                                     ASSETS


CURRENT ASSETS
   Cash and cash equivalents                              $  26,146
   G.S.T. refund                                              9,195
   Prepaid expenses                                             907
                                                          ---------

      TOTAL CURRENT ASSETS                                             $  36,248



PROPERTY AND EQUIPMENT, NET OF
 ACCUMULATED DEPRECIATION                                                 19,311


OTHER ASSETS
   Gesture Recognition Technology Option                    200,000
   Trademark                                                  6,113
   Prepaid expenses                                           2,268
   Deposits                                                   4,763
                                                          ---------

      TOTAL OTHER ASSETS                                                 213,144
                                                                       ---------



      TOTAL ASSETS                                                     $ 268,703
                                                                       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable
    Non-related entities                                  $ 110,896
    Related entities                                         10,000
   Accrued liabilities                                       25,405
   Current portion of capital lease payable                   3,648
                                                          ---------

      TOTAL CURRENT LIABILITIES                                        $ 149,949

LONG - TERM LIABILITIES
   Capital lease payable, net of current portion                           9,355

STOCKHOLDERS' EQUITY
   Common stock
    Authorized - 100,000,000 shares, par
     value $.001 per share
    Issued and outstanding - 70,757,675 shares               70,758
   Paid in capital in excess of par value of stock          853,496
   Deficit accumulated during the development stage        (814,855)
                                                          ---------

      TOTAL STOCKHOLDERS' EQUITY                                         109,399
                                                                       ---------

      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                            $ 268,703
                                                                       =========


            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE PERIOD FROM AUGUST 25, 2000 (DATE OF INCEPTION)
                                TO JUNE 30, 2001




REVENUES                                                            $         0


EXPENSES
   Gesture Recognition Technology Option              $   320,000
   General and Administrative                             494,855
                                                      -----------

      TOTAL EXPENSES                                                    814,855
                                                                    -----------

NET (LOSS)                                                          $  (814,855)
                                                                    ===========



NET (LOSS) PER COMMON SHARE

   Basic and diluted                                                $      (.02)
                                                                    ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING

   Basic and diluted                                                 38,257,675
                                                                    ===========



             See Accompanying Notes and Independent Auditors' Report

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE PERIOD FROM AUGUST 25, 2000 (DATE OF INCEPTION)
                                TO JUNE 30, 2001


                                            COMMON STOCK                    PREFERRED STOCK
                                    ----------------------------      ----------------------------
                                       SHARES           AMOUNT           SHARES           AMOUNT
                                    -----------      -----------      -----------      -----------
INCEPTION, AUGUST 25, 2000                    0      $         0                0      $         0

SHARES OF BIOMETRICS
SECURITY, INC
 SHARES ISSUED FOR CASH
 PRIOR TO REVERSE
 ACQUISITION                            757,675          757,675          500,000               10

REMOVAL OF BIOMETRICS                  (757,675)
 SECURITY, INC.  AND RE-
 STATEMENT AS EQUIVALENT
 SECURITY BIOMETRICS, INC
 SHARE RECEIVED IN REVERSE
 ACQUISITION                         38,257,675
                                    -----------      -----------      -----------      -----------

AS RESTATED                          38,257,675          757,675          500,000               10

EFFECT OF REVERSE ACQUISITION
 WITH SECURITY BIOMETRICS,
 INC., THE LEGAL ACQUIRER, ON
 AUGUST 25, 2000                     12,500,000         (706,917)        (500,000)             (10)
                                    -----------      -----------      -----------      -----------

BALANCE, AUGUST 25, 2000, AFTER
 REVERSE ACQUISITION WITH
 SECURITY BIOMETRICS, INC            50,757,675           50,758                0                0

ACQUISITION OF NETFACE LLC           20,000,000           20,000                0                0

NET (LOSS) FOR THE PERIOD
 ENDED JUNE 30, 2001                          0                0                0                0
                                    -----------      -----------      -----------      -----------

BALANCE, JUNE 30, 2001               70,757,675      $    70,758                0      $         0
                                    ===========      ===========      ===========      ===========

                      PAID IN        DEFICIT
                     CAPITAL IN    ACCUMULATED
                     EXCESS OF     DURING THE
                     PAR VALUE     DEVELOPMENT
                     OF STOCK        STAGE           TOTAL
                     ----------    -----------     ---------
                     $       0      $       0      $       0




                             0              0        757,685





                     ---------      ---------      ---------

                             0              0        757,685




                       662,133              0        (44,794)
                     ---------      ---------      ---------



                       662,133              0        712,891

                       191,363              0        211,363


                             0       (814,855)      (814,855)
                     ---------      ---------      ---------

                     $ 853,496      $(814,855)     $ 109,399
                     =========      =========      =========



            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE PERIOD FROM AUGUST 25, 2000 (DATE OF INCEPTION)
                                TO JUNE 30, 2001



CASH FLOWS FROM OPERATING
 ACTIVITIES:
   Net (loss)                                        $  (814,855)
   Adjustments to reconcile net (loss) to
    net cash (used) by operating activities:
     Depreciation                                          1,012
   Changes in operating assets and liabilities:
     G.S.T. refund                                        (9,195)
     Deposits                                             (4,763)
     Accounts payable                                    120,896
     Accrued liabilities                                  25,405
                                                     -----------

      NET CASH (USED) BY
       OPERATING ACTIVITIES                                         $  (681,500)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
   Purchases of:
    Property and equipment                                (9,347)
    Trademark                                             (6,113)
   Acquisition of subsidiaries, net of cash
    received                                             (32,977)
                                                     -----------

       NET CASH (USED) BY
        INVESTING ACTIVITIES                                            (48,437)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
   Proceeds from issuance of common stock                757,685
   Payments on capital lease payable                      (1,602)
                                                     -----------

       NET CASH PROVIDED BY
        FINANCING ACTIVITIES                                            756,083
                                                                    -----------

NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                                             26,146

            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
             FOR THE PERIOD FROM AUGUST 25, 2000 (DATE OF INCEPTION)
                                TO JUNE 30, 2001



CASH AND CASH EQUIVALENTS, AT
 BEGINNING OF PERIOD                                                  $        0
                                                                      ----------

CASH AND CASH EQUIVALENTS, AT
 END OF PERIOD                                                        $   26,146
                                                                      ==========


SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION

   Cash paid during the period for:

    Interest                                                          $    1,184
                                                                      ==========

    Taxes                                                             $        0
                                                                      ==========

NON CASH INVESTING AND
 FINANCING ACTIVITIES

   Purchase of property and equipment by
    capital lease financing                                           $   14,605
                                                                      ==========


            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001



NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND NATURE OF BUSINESS

         Security Biometrics, Inc. (hereinafter referred to as the Company) is a Nevada corporation, incorporated on March 12, 1999 as Great Bear Resources, Inc.; changed its name to Great Bear Investments, Inc. on May 12, 1999, and then subsequently changed its name to Security Biometrics, Inc. on August 11, 2000. The Company is based in Vancouver, British Columbia, Canada.

         During the year ended June 30, 2000, it was the Company's intent to be an internet-based entertainment company that provided a virtual casino entertainment complex, known as CasinoInterPlex, as a central meeting place for Web Gamblers. This planned complex is an interchange environment that allows Web Gamblers to visit other CasinoInterPlex sites. It also will provide e-commerce related solutions to collect and distribute earnings on behalf of all participants of the CasinoInterPlex revenue sharing program. As of June 30, 2001 the Company decided to postpone development of this operation.

         On August 25, 2000, the Company acquired all of the issued and outstanding stock of Biometrics Security, Inc. (hereinafter referred to as BSI) in exchange for 38,257,675 shares (37,500,000 of these shares were owned by a trust whose beneficiaries were the children of the Chief Financial officer of the Company) of its common stock, par value $0.001.

         This transaction has the effect of what is commonly referred to as a "reverse acquisition" in that the Company is the legal acquirer; however, BSI is the accounting acquirer.

         In connection with the legal form of this transaction, BSI became a wholly-owned subsidiary of the Company. For accounting purposes, the acquisition is treated as a recapitalization of BSI rather than a business combination.

         The statement of operations for the year ended June 30, 2001 includes the following:

                                                      ADMINISTRATIVE
                                            REVENUES     EXPENSES     NET(LOSS)
                                            --------     --------     ---------
         Security Biometrics, Inc.
            From August 25, 2000
            (Date of reverse acquisition)
            to June 30, 2001                $      0     $ 29,461     $ (29,461)

         Biometrics Security, Inc.
            From August 25, 2000
            (Date of inception)
            to June 30, 2001                       0      465,394      (465,394)


            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001



NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ORGANIZATION AND NATURE OF BUSINESS (CONTINUED)

         BSI intends to develop, market under license, and distribute dynamic biometric technologies specific to the security applications of banking and financial transactions. These include but are not limited to dynamic gesture recognition technology, and dynamic signature verification. It is intended that these systems will use sophisticated software algorithms and be performed on proprietary touchpads.

         On June 29, 2001, the Company acquired all of the outstanding membership interests of NetFace LLC. NetFace holds an option to acquire an exclusive worldwide perpetual, royalty-free license to exploit the Gesture Recognition Technology developed by DSI Datotech Systems, Inc. (hereinafter referred to as Datotech) for video games and internet/television.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Security Biometrics, Inc. and its wholly owned subsidiaries, Biometrics Security, Inc. and NetFace LLC.

         All material inter-company accounts and transactions have been eliminated.

         CASH AND CASH EQUIVALENTS

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         ACCOUNTING ESTIMATES

         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

         BSI depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

             Office furniture and equipment           10 Years
             Computer equipment                        5 Years


            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001



NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES

         Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No.109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

         NET (LOSS) PER SHARE

         The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted (loss) per share. Basic (loss) per share is computed by dividing net (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net (loss) per share are excluded.

         LONG-LIVED ASSETS

         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. This standard did not have a material effect on the Company's results of operations, cash flows or financial position.

         DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company estimates that the fair value of all financial instruments as of June 30, 2001, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.


            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001



NOTE 2   DEVELOPMENT STAGE OPERATIONS

         As of June 30, 2001, the Companies were in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

NOTE 3   PROPERTY AND EQUIPMENT

         Property and equipment and accumulated depreciation consists of:

                 Office furniture and equipment                     $    14,015
                 Computer equipment                                       6,308
                                                                    -----------

                                                                         20,323
                 Less accumulated depreciation                            1,012
                                                                    -----------

                 Total property and equipment                       $    19,311
                                                                    ===========

         Depreciation expense for the year ended June 30, 2001 was $1,012.

NOTE 4   GESTURE RECOGNITION TECHNOLOGY OPTION

         BIOMETRICS SECURITY, INC.

                  On August 22, 2000, BSI acquired an option to license DSI Datotech Systems, Inc. Gesture Recognition Technology, which includes the interface and software for executing banking and financial transactions. The option was acquired for an initial cash consideration of $320,000, which is non-refundable and fully creditable towards $8,000,000 that may be owed to Datotech pursuant to the execution of the license agreement. BSI was obligated to pay Datotech $3,000,000 on July 22, 2001. As of the date of this report, the payment was not made and management elected to expense the deposit of $320,000.

                  The balance of the $8,000,000 license agreement must be paid within three months of delivery of a reasonable acceptable prototype device using Datotech technology. In addition, upon the signing of the licensing agreement, BSI will issue a perpetual non-dilutive twenty percent (20%) Common Share Interest in Security Biometrics, Inc., or the assignee of the Option and License Agreements.

                  The option expires three months from the date when a reasonably acceptable prototype is made available to BSI.


            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001



NOTE 4   GESTURE RECOGNITION TECHNOLOGY OPTION (CONTINUED)

         NETFACE LLC

                  On June 28, 2000, NetFace LLC acquired an option to acquire an exclusive worldwide perpetual, royalty-free license to exploit the Gesture Recognition Technology developed by DSI Datotech Systems, Inc. for video games and internet/television. The exercise price of the option is $5,000,000, plus a 20% Class B membership in NetFace LLC. NetFace has paid Datotech $200,000 of the exercise price, with the remaining $4,800,000 balance of the exercise price payable by December 4, 2002. The option expires eighteen months from the date when a prototype reasonably acceptable to NetFace LLC is made available to NetFace LLC.

                  The licensing costs will be amortized over the estimated useful life of the assets once the products are ready for commercial use.

NOTE 5   TRADEMARK

         The trademark costs represent payments made to develop the trademark. The costs will be amortized according to FASB 142 as soon as the trademark is fully developed and its definitive life period is determined.

NOTE 6   CAPITAL LEASE PAYABLE

         BSI acquired an office copier on a capital lease with National Leasing Group Inc. The lease requires monthly payments of $310 for 48 months including interest at 11%.

         Future minimum payments are as follows:

            June 30, 2002                                           $     3,715
            June 30, 2003                                                 3,715
            June 30, 2004                                                 3,715
            June 30, 2005                                                 5,033
                                                                    -----------

            Total minimum lease payments                                 16,178
            Less amount representing interest                             3,175
                                                                    -----------
            Present value of minimum lease payments                 $    13,003
                                                                    ===========

NOTE 7   INTEREST

         Interest expense for the year ended June 30, 2001 was $1,184.

NOTE 8   INCOME TAXES

         Significant components of the Company's deferred tax assets and liabilities are as follows:

            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001



NOTE 8   INCOME TAXES (CONTINUED)

         Deferred tax assets

            Net operating loss carryforward                           $  129,900
            Less valuation allowance                                     129,900
                                                                      ----------

            Net deferred tax assets                                   $        0
                                                                      ==========

            Deferred tax liabilities                                  $        0
                                                                      ==========

         A reconciliation of the valuation allowance is as follows:

            Balance at beginning of year                              $   20,900
            Addition for year                                            109,000
                                                                      ----------
            Balance at end of year                                    $  129,900
                                                                      ==========

NOTE 9   NET OPERATING LOSS CARRYFORWARDS

         The Company has the following net operating loss carryforwards:

                                                           EXPIRATION
                     YEAR                AMOUNT               DATE
                 -------------        ------------         ----------
                 June 30, 1999        $     10,546            2019
                 June 30, 2000              51,016            2020
                 June 30, 2001             804,259            2021
                                      ------------
                                      $    865,821
                                      ============

NOTE 10  REAL ESTATE LEASE

         On April 1, 2001, BSI leased its office facilities in Vancouver, British Columbia under a 36 month lease. The lease requires monthly rentals for the first two years of approximately $2,200 and approximately $2,400 for the third year of the lease plus sales taxes and common area costs.

         The lease provides that BSI has one three year option to renew the lease at the prevailing rates at the time the lease is renewed.

         Future minimum lease payments are as follows:

            June 30, 2002                                           $    26,294
            June 30, 2003                                                26,707
            June 30, 2004                                                20,953
                                                                    -----------
                                                                    $    73,954
                                                                    ===========

         Rent expense for the year ended June 30, 2001 was $26,917.

            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001



NOTE 11  EMPLOYEE STOCK OPTIONS

         On August 21, 2000, the corporation adopted the Biometrics Security, Inc. stock option plan for the purpose of providing an incentive based form of compensation to the officers, directors, key employees and service providers of the Company.

         The stock subject to the plan and issuable upon exercise of options granted under the plan are shares of the corporation's common stock, $.001 par value, which may be either unissued or treasury shares.

         The aggregate number of shares of common stock covered by the plan and issuable upon exercise of all options granted shall be 5,100,000 shares, which shares shall be reserved for use upon the exercise of options to be granted from time to time.

         The exercise prices range form $1.00 to $5.00 at the date of the grant of the options.

         Vesting terms of the options range from immediate to five years.

         The Company has elected to continue to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value.

         A summary of the option activity for the year ended June 30, 2001 pursuant to the terms of the plan is as follows:

                                                      SHARES         WEIGHTED
                                                       UNDER         AVERAGE
                                                      OPTION      EXERCISE PRICE
                                                    -----------   --------------
                  Options granted                     1,061,250    $       1.26
                  Exercised                                   0               0
                                                    -----------    ------------

                     Outstanding at June 30, 2001     1,061,250    $       1.26
                                                    ===========    ============

         1,061,250 shares are exercisable at June 30, 2001.

         Information regarding stock options outstanding as of June 30, 2001 is as follows:

                  Price range                                      $1.00 - $5.00
                  Weighted average exercise and grant
                   date prices                                             $1.26
                  Weighted average remaining
                   contractual life                          4 years, 3.2 months
                  Options exercised                                            0


            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001



NOTE 11  EMPLOYEE STOCK OPTIONS (CONTINUED)

         The weighted average fair value of options granted were estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions:

                  Dividend yield                                              0%
                  Expected volatility                                        50%
                  Risk free interest rate                          4.85% - 5.86%
                  Expected life                                          5 years

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

         Net (loss)
           As reported                                            $    (494,855)

           Pro forma                                              $  (1,043,412)

         (Loss) per share attributable to
          common stock
           As reported                                            $        (.01)

           Pro forma                                              $        (.03)


NOTE 12  ACQUISITION OF NETFACE LLC

         On June 29, 2001, the Company issued 20,000,000 of its common stock and acquired 100% of the outstanding members' interests of NetFace, LLC. The acquisition was accounted for as a purchase and the results of NetFace LLC's operations have been included in the consolidated financial statements since the date of acquisition.

         NetFace has an option to acquire an exclusive worldwide perpetual, royalty-free license to exploit the Gesture Recognition Technology developed by Datotech for video games and internet/television. As a result of the acquisition, the Company hopes to be a leader in Gesture Recognition Technology as it would have licenses, once the options are exercised, for medical and entertainment technologies. In addition, the Company has a right of first refusal on all other licenses for Datotech's technology for future products.

         The Company valued the following assets acquired from NetFace LLC at NetFace's book value:

                  Cash                                              $     11,363
                  Gesture Recognition Technology Option                  200,000
                                                                    ------------

                                                                    $    211,363
                                                                    ============

         Management believes that the book value of NetFace is the same as fair market values.

            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001



NOTE 13  GOING CONCERN

         These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has a working capital deficit, no revenues and needs additional financing to proceed with the development of its products and to exercise its Datotech options. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

         Management's plan to eliminate the going concern situation include obtaining financing from either public or private sources.

NOTE 14  PREFERRED STOCK

         Biometrics Security Inc. is authorized to issue 500,000 shares of no par value preferred stock. BSI has not established any preference rights for the preferred stock.







            See Accompanying Notes and Independent Auditors' Report.