Form 10QSB
period 2001-09-30
SECURITY BIOMETRICS INC
filed 2001-11-19
CIK 1101046

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                       or

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the transition period from N/A to N/A

                           Commission File No. 0-30711

                            SECURITY BIOMETRICS, INC.
             (Exact name of Registrant as specified in its charter)

         Nevada, USA                                    98-0209119
         -----------                                    ----------
  (State of Incorporation)                   (IRS Employer Identification No.)

                           1410-1030 West Georgia St.,
                   Vancouver, British Columbia, CANADA V6E2Y3
                    (Address of principal executive offices)

                    Issuer's Telephone Number, (604) 609-7749

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ]No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                            Outstanding at September 30, 2001
   Common Stock, $.001                             70,833,325 shares
        par value                               Outstanding Securities

Transitional Small Business Disclosure Format (check one): Yes[ ]  No[x]

SECURITY BIOMETRICS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

A financial statement, unaudited and included herein, beginning on page F-1 (Exhibit 99.0), is incorporated herein by this reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

Security Biometrics, Inc. (the "Company") was incorporated in the State of Nevada on March 12, 1999 as "Great Bear Resources, Inc." which name was changed to "Great Bear Investments, Inc." on May 25, 1999. On August 25, 2000, the Company changed its name to "Security Biometrics, Inc.". On August 25, 2000, the Company acquired all outstanding shares of Biometrics Security in a share exchange with its shareholders. On June 29, 2001, the Company acquired all of the outstanding membership interests in NetFace LLC, ("NetFace") a Connecticut limited liability company, in exchange for the issuance of 20,000,000 shares of the Company's common stock.

NetFace's holds an option to acquire an exclusive worldwide perpetual, royalty-free license to exploit the gesture recognition technology developed by DSI Datotech Systems, Inc. for video games and Internet television. The exercise price of the option is $5,000,000 plus a 20% Class B Membership interest in NetFace. NetFace has paid $200,000 of the exercise price with the balance payable by December 4, 2002.

The Company was unable to pay the balance of the $3,000,000 option price totaling $2,680,000 it owed to DSI Datotech Systems, Inc. by August 22, 2001. Accordingly, DSI Datotech terminated the Company's option to acquire the worldwide royalty-free licenses to exploit gesture recognition technology for banking and financial transactions.

During the quarter ended September 30, 2001, we sold 75,650 shares of our common stock to 13 non-United States persons for a total purchase price of $189,150 ($2.50 per share.) The issuance and sale of these shares were exempt from the registration requirements of the Securities Act under Regulation S. The securities were endorsed with a restrictive legend and the subscription documents indicated that the securities had not been registered and could not be sold without registration or an exemption from the registration requirements of the Securities Act.

The Company does not own nor has it applied for any patents or other intellectual property rights. The Company does not have a license to use anyone else's patents or other intellectual property rights. If the Company exercises its option to acquire the license for DSI's Datotech's gesture recognition technology, the Company will have the right to use and sublicense to others the intellectual property rights, including patents, relating to the technology for video games and Internet television. The Company does not presently have any products nor does it plan to sell any products in the foreseeable future. The Company has yet to generate any revenues and does not expect to generate any revenues during the current fiscal year.

RESULTS OF OPERATIONS

The Company continues to be engaged in organizational activities, including searching for capital, and organizing development of the license for gesture recognition technology in the video game field and in Internet television.

For the three month period ended September 30, 2001, the Company had no revenue but incurred general and administrative expenses of $134,873, resulting in a net loss of ($134,873) for the period. For the three month period ended September 30,2000, the Company had no revenue but incurred general and administrative expenses of $48,031, resulting in a net loss of ($48,031) for the period. The net loss per share for the three month periods ended September 30, 2001 and 2000 was nil.

For the period ended September 30, 2001, the Company had assets of approximately $263,000. These assets were comprised mainly of the Company's option to acquire gesture recognition technology for which it paid $200,000, cash and cash equivalents of approximately $25,000, property and equipment of approximately $19,000, the Company's trademark, valued at approximately $7,800, deposits of approximately $4,200 and a G.S.T. refund of approximately $4,000. At June 30, 2001, the Company had total assets of approximately $269,000, comprised mainly of the gesture recognition technology option of $200,000, cash of approximately $26,000, property and equipment of approximately $19,000, G.S.T. refund of approximately $9,000, its trademark valued at approximately $6,000 and deposits of approximately $4,800.

The Company's liabilities at September 30, 2001 were approximately $104,000 comprised of accounts payable of approximately $79,000, accrued liabilities of $12,500 and its capital lease of approximately $8,000. The Company's liabilities at June 30, 2001 were approximately $159,000. These liabilities included accounts payable of approximately $121,000, accrued liabilities of approximately $25,000 and its capital lease of approximately $9,400. The difference in liabilities from June 30, 2001 to September 30, 2001 is due to the Company using the proceeds from its capital raising activities to pay many of its outstanding obligations.

Total shareholders' equity increased from approximately $109,000 at June 30, 2001 to approximately $160,000 at September 30, 2001.

The Company expects continuing operating losses in the near term as it seeks to develop its technology and to raise capital or secure alternative financing.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has experienced no significant change in liquidity, capital resources or stockholders' equity other than the receipt of proceeds from offerings of its common stock. For the three months ended September 30, 2001, the Company raised approximately $190,000 from sales of its common stock. The Company's balance sheet as September 30, 2001 reflects negative working capital of approximately ($65,000) based upon current assets of approximately $31,000 and current liabilities of approximately $96,000. The Company's balance sheet as of June 30, 2001 reflected negative working capital of approximately ($114,000) based upon current assets of approximately $36,000 and current liabilities of approximately $150,000. The difference in working capital from June 30, 2001 to September 30, 2001 is primarily attributable to the Company raising capital and paying its liabilities down during the quarter ended September 30, 2001.

The Company anticipates future sales of its capital stock or borrowing funds to finance its operations until such time as the Company commences its operations. However, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company to fund the Company's operations.

Even after commencing operations, the Company may continue to operate at a loss, depending upon the performance of its products, the general economy and other factors which may be beyond the Company's control.

The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to commencement of its proposed operations.

NEED FOR ADDITIONAL FINANCING

The Company's existing capital will not be sufficient to meet the Company's cash needs in the near future. The Company intends to raise working capital through sales of its securities or through borrowing. There can be no assurance that the Company will be able to raise capital or secure loans in such amounts or upon favorable terms.

FORWARD LOOKING STATEMENTS

The foregoing Management's Discuss and Analysis contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe", "expect", "anticipate", "intends", "forecast", "project", and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products or proposed products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

PART II

Items No. 1, 2, 3, and 4 - Not Applicable.

Item No. 5 - As part of its acquisition of NetFace LLC, Gerard Munera was named a director of the Company on July 13, 2001.

Item No. 6 - Exhibits and Reports on Form 8-K

(a) The Company filed two reports on Form 8-K for the three month period ended September 30, 2001, on July 13, 2001 and on July 30, 2001.

(b)   Exhibits

      99    Financial Statements for the periods ended September 30, 2001 and
            2000

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SECURITY BIOMETRICS, INC.

Date: November 13, 2001

                                        By: /s/ Kenneth Barr
                                            -------------------------------
                                            Kenneth Barr, CEO

                                        By: /s/ Wayne Taylor
                                            -------------------------------
                                            Wayne Taylor, CFO