Form 10QSB
period 2001-12-31
SECURITY BIOMETRICS INC
filed 2002-02-15
CIK 1101046

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended December 31, 2001
                          or
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from N/A to N/A

                           Commission File No. 0-30711

                            SECURITY BIOMETRICS, INC.
             (Exact name of Registrant as specified in its charter)

          Nevada, USA                    98-0209119
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. []Yes[]No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       Class                       Outstanding at December 31, 2001
 Common Stock, $.001                        70,843,325 shares
      par value                        Outstanding Securities

Transitional Small Business Disclosure Format (check one): Yes[] No[x]

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

The Company does not own but has applied for a method patent for its Short Loop Identity Verification ("SLIV") which incorporates various biometric solutions, including Dynamic Signature Verification ("DSV") technology. SLIV can verify the identity of an individual by comparing his or her signature to a biometric code embedded on a readable plastic card.

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

For the three month period ended December 31, 2001, the Company had no revenue but incurred general and administrative expenses of $414,624, resulting in a net loss of ($414,624) for the period. For the three month period ended December 31, 2000, the Company had no revenue but incurred general and administrative expenses of $125,487, resulting in a net loss of ($125,487) for the period. The difference is the net operating loss between the two periods is primarily due to an increase in general and administrative expenses and the beneficial conversion feature of the convertible debentures. General and administrative expenses increased by approximately $50,000 during the three month period ended December 31, 2001 compared to the three month period ended December 31, 2000. The net loss per share for the three month periods ended December 31, 2001 and 2000 was ($.01) and nil, respectively.

For the six month period ended December 31, 2001, the Company had no revenues but incurred expenses of $549,497, resulting in a net loss of ($549,497) for the period. For the six month period ended December 31, 2000, the Company had no revenues but incurred expenses of $173,518, resulting in a net loss of ($173,518) for the period. The difference is the net operating loss between the two periods is primarily due to an increase in general and administrative expenses and the beneficial conversion feature of the convertible debentures. General and administrative expenses increased by approximately $140,000 during the six month period ended December 31, 2001 compared to the six month period ended December 31, 2000. The net loss per share for the six month periods ended December 31, 2001 and 2000 was ($.01) and nil, respectively.

For the period ended December 31, 2001, the Company had assets of approximately $254,000. These assets were comprised mainly of the Company's option to acquire gesture recognition technology for which it paid $200,000, cash and cash equivalents of approximately $5,100, property and equipment of approximately $21,000, the Company's trademark, valued at approximately $14,000, deposits of approximately $4,200 and a G.S.T. refund of approximately $6,700. At June 30, 2001, the Company had total assets of approximately $269,000, comprised mainly of the gesture recognition technology option of $200,000, cash of approximately $26,000, property and equipment of approximately $19,000, G.S.T. refund of approximately $9,000, its trademark valued at approximately $6,000 and deposits of approximately $4,800.

The Company's liabilities at December 31, 2001 were approximately $251,000. The Company's current liabilities of approximately $146,000 was comprised of accounts payable of approximately $101,000, accrued liabilities of $35,000, a bank overdraft of approximately $6,700 and its capital lease of approximately $3,600. The Company's long-term liabilities were approximately $104,000, comprised of its Convertible debenture payable of $100,000 and the capital lease payable, net of current portion of $4,451. The Company's liabilities at June 30, 2001 were approximately $159,000. These liabilities included accounts payable of approximately $121,000, accrued liabilities of approximately $25,000 and its capital lease of approximately $9,400. The difference in liabilities from June 30, 2001 to December 31, 2001 is due primarily to the Company's obligations arising from the issuance of convertible debentures.

Total shareholders' equity decreased from approximately $109,000 at June 30, 2001 to approximately $3,500 at December 31, 2001.

The Company expects continuing operating losses in the near term as it seeks to develop its technology and to raise capital or secure alternative financing.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has experienced no significant change in liquidity, capital resources or stockholders' equity other than the receipt of proceeds from offerings of its common stock. For the three months ended December 31, 2001, the Company raised approximately $25,000 from sales of its common stock. The Company's balance sheet as December 31, 2001 reflects negative working capital of approximately ($133,000) based upon current assets of approximately $13,000 and current liabilities of approximately $146,000. The Company's balance sheet as of June 30, 2001 reflected negative working capital of approximately ($114,000) based upon current assets of approximately $36,000 and current liabilities of approximately $150,000. The difference in working capital from June 30, 2001 to December 31, 2001 is primarily attributable to the Company's expenses in acquiring NetFace and increased general and administrative expenses. The Company anticipates future sales of its capital stock or borrowing funds to finance its operations until such time as the Company commences its operations. However, there exist no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company to fund the Company's operations.

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

PART II

Items No. 1, 2, 3, 4 and 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K


(a) The Company filed one report on Form 8-K/A for the three month period ended December 30, 2001, on November 27, 2001.

(b)  Exhibits

99 Financial Statements for the periods ended December 30, 2001 and 2000

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     SECURITY BIOMETRICS, INC.
Date: February 15, 2001

                                                     By: /s/ Wayne Taylor
                                                       Wayne Taylor, CFO