Form 10QSB
period 2002-03-31
SECURITY BIOMETRICS INC
filed 2002-05-20
CIK 1101046

                                   Form 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

         (Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

                        COMMISSION FILE NUMBER 0-30711.

                            SECURITY BIOMETRICS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                     88-0209119
--------------------------------       -----------------------------------------
  State or other jurisdiction          (IRS Employer Identification No.)
of incorporation or organization

    1410 - 1030 West Georgia Street
   Vancouver, British Columbia, Canada                         V6E 2Y3
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (604) 609-7749

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes      No X
                                    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 17, 2002.

Common Stock, no par value                                 93,643,325
         Class                                          Number of shares

             SECURITY BIOMETRICS, INC. (A DEVELOPMENT STAGE COMPANY)
                                      INDEX

PART I            Financial Information                                                 Page No.
                  ---------------------                                                 --------
                  Item 1.  Financial Statements

                           Consolidated Balance Sheets
                            March 31, 2002 & June 30, 2001                                  3

                           Consolidated Statements of Operations and
                             Comprehensive Loss for the Three & Nine Months
                             ended March 31, 2001 & 2002 and the period from
                             August 25, 2000 (date of inception)
                             to March 31, 2002                                              4

                           Consolidated Statement of Shareholders' Equity
                             For the Nine months ended March 31, 2002                       5

                           Consolidated Statement of Cash Flows for the
                            Nine Months ended March 31, 2001 & 2002
                             and period from August 25, 2000 (date of inception)
                             to March 31, 2002                                              6

                           Notes to Consolidated Financial Statements                       7

                  Item 2.  Management Discussion and Analysis of Results of
                              Operations and Financial Condition                            15-16

SECURITY BIOMETRICS, INC. (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                     MARCH 31,          JUNE 30,
                                                                       2002               2001
ASSETS                                                              (UNAUDITED)         (AUDITED)
                                                                    -----------------------------
CURRENT ASSETS

 Cash                                                                $  1,862          $   26,146
  GST refund                                                            9,810               9,195
  Prepaid expenses                                                      1,610                 907
--------------------------------------------------------------------------------------------------
                                                                       13,282              36,248
--------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT (NET OF  ACCUMULATED DEPRECIATION)              20,697              19,311
--------------------------------------------------------------------------------------------------

OTHER ASSETS

  Gesture recognition technology                                      200,000             200,000
  Option on Lightec                                                 1,900,000                   -
  Trademark                                                            14,155               6,113
  Prepaid expenses                                                      2,487               2,268
  Deposits                                                              4,176               4,763
--------------------------------------------------------------------------------------------------
Total other assets                                                  2,122,266             213,144
--------------------------------------------------------------------------------------------------
                                                                  $ 2,154,797           $ 268,703
--------------------------------------------------------------------------------------------------

LIABILITIES
CURRENT LIABILITIES

  Accounts payable and accrued liabilities                          $ 222,402          $  136,301
 Due to related parties                                               213,944              10,000
  Current portion of capital lease                                      4,104               3,648
--------------------------------------------------------------------------------------------------
                                                                      440,450             149,949
--------------------------------------------------------------------------------------------------
LONG TERM LIABILITIES

  Convertible debentures payable                                      100,000                  --
  Capital lease payable (net of current portion)                        7,810               9,355
--------------------------------------------------------------------------------------------------
                                                                      107,810               9,355
--------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY

  Common stock

     Authorized - 100 million shares, par value $0.001 per share

      Issued and outstanding:                                          89,843              70,758
           March 31, 2002- 89,843,325 shares
           June 30, 2001  - 70,757,675 shares
      Additional paid in capital                                    3,181,888             853,496
      Deficit accumulated during the development stage            (1,662,983)           (814,855)
      Accumulated other comprehensive (loss)                          (2,211)                  --
       (primarily cumulative translation adjustment
--------------------------------------------------------------------------------------------------
                                                                    1,606,537             109,399
--------------------------------------------------------------------------------------------------
                                                                  $ 2,154,797          $  268,703
--------------------------------------------------------------------------------------------------

See Accompanying Notes

SECURITY BIOMETRICS, INC. (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE(LOSS) (UNAUDITED)

                                                                                                               PERIOD FROM
                                            NINE MONTHS      NINE MONTHS         QUARTER          QUARTER   AUGUST 25, 2000
                                               ENDED             ENDED            ENDED            ENDED        (DATE OF
                                                                                                              INCEPTION) TO
                                              MARCH 31          MARCH 31         MARCH 31         MARCH 31       MARCH 31
                                                2002             2001              2002            2001            2002
                                                ----             ----              ----            ----            ----
EXPENSES

  Gesture Recognition
     Technology Option                         $     -          $     -           $     -         $     -       $  320,000
  Interest expense:

    Beneficial conversion feature              233,333                -                 -               -          233,333
    Other interest                               9,683                -             8,529               -            9,683
  General and Administrative                   603,664          346,046           290,102         172,528        1,098,519
---------------------------------------------------------------------------------------------------------------------------
NET (LOSS)                                    (846,680        (346,046)         (297,183)       (172,528)      (1,661,535)
---------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)

  Foreign currency translation                 (2,211)                -           (1,648)               -          (2,211)
     adjustment
---------------------------------------------------------------------------------------------------------------------------
NET LOSS (COMPREHENSIVE)                   $ (848,941)      $ (346,046)       $ (295,535)     $ (172,528)     $(1,663,746)
---------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF                  73,244,343       34,361,185        78,154,436      50,757,075
OUTSTANDING  SHARES

    BASIC AND DILUTED

---------------------------------------------------------------------------------------------------------------------------
NET (LOSS) PER SHARE

   BASIC AND FULLY DILUTED                 ($    0.01)        $  (0.01)       ($    0.00)     ($    0.00)
---------------------------------------------------------------------------------------------------------------------------

See Accompanying Notes

SECURITY BIOMETRICS, INC. (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                 COMMON STOCK             PREFERRED STOCK
                            ---------------------      --------------------
                            SHARES         AMOUNT      SHARES     AMOUNT     ADDITIONAL      DEFICIT
                                                                               PAID-IN     ACCUMULATED
                                                                               CAPITAL        DURING
                                                                                           DEVELOPMENT    ACCUMULATED
                                                                                              STAGE          OTHER
                                                                                                         COMPREHENSIVE      TOTAL
                                                                                                             LOSS
------------------------ -------------  ------------   --------- ----------- -------------- ------------- -------------- ---------
Inception,                          --     $      --          --      $ --         $   --        $   --         $   --   $      --
 August 25, 2000
Shares of Biometric            757,675       757,675     500,000        10             --            --             --     757,685
Security, Inc. issued
for cash prior to
reverse acquisition
Removal of Biometrics        (757,675)            --          --        --             --            --                         --
Security, Inc. and
re-statement as
equivalent Security
Biometrics, Inc.
shares received in
reverse acquisition

                            38,257,675            --          --        --             --            --             --          --
As Restated                 38,257,675       757,675     500,000        10             --            --             --     757,685
------------------------ -------------- ------------- ----------- --------- -------------- ------------- -------------- ----------
Effect of reverse           12,500,000     (706,917)   (500,000)      (10)        662,133            --             --     (44,794)
acquisition with
Security Biometrics
Inc., the legal
acquirer on August
25, 2000

------------------------ -------------- ------------- ----------- --------- -------------- ------------- -------------- ----------
Balance, August 25,         50,757,675        50,758          --        --        662,133            --             --     712,891
2000, after reverse
acquisition with
Security Biometrics,
Inc.

Acquisition of Netface      20,000,000        20,000          --        --        191,363            --             --     211,363
LLC

Net loss for the                    --            --          --        --             --     (814,855)             --    (814,855)
period ended June 30,
2001

------------------------ -------------- ------------- ----------- --------- -------------- ------------- -------------- ----------
BALANCE, JUNE 30, 2001      70,757,675        70,758          --        --        853,496     (814,855)             --     109,399
------------------------ -------------- ------------- ----------- --------- -------------- ------------- -------------- ----------
Shares issued for cash
- June 2001                     48,650            48          --        --        121,577            --             --     121,625
August 2001                     22,000            22          --        --         54,978            --             --      55,000
September 2001                   5,000             5          --        --         12,495            --             --      12,500
December 2001                   10,000            10          --        --         25,009            --             --      25,019
------------------------ -------------- ------------- ----------- --------- -------------- ------------- -------------- ----------
Interest expense -                  --            --          --        --        233,333            --             --     233,333
convertible debenture
beneficial conversion
feature

------------------------ -------------- ------------- ----------- --------- -------------- ------------- -------------- ----------
Shares issued deposit       19,000,000        19,000          --        --      1,881,000            --             --   1,900,000
on purchase of Lightec

------------------------ -------------- ------------- ----------- --------- -------------- ------------- -------------- ----------
Net loss for the nine               --            --          --        --             --     (846.680)             --    (846,680)
months ended March 31,
2002

------------------------ -------------- ------------- ----------- --------- -------------- ------------- -------------- ----------
Cumulative currency                 --            --          --        --             --                      (2,211)      (2,211)
translation adjustment
for the nine months
ended March 31, 2002

------------------------ -------------- ------------- ----------- --------- -------------- ------------- -------------- ----------
BALANCE MARCH 31, 2002      89,843,325      $ 89,843          --        --    $ 3,181,888  $(1,661,2.2)       $(2,211)  $1,606,537
------------------------ -------------- ------------- ----------- --------- -------------- ------------- -------------- ----------

See Accompanying Notes

SECURITY BIOMETRICS, INC. (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                                 PERIOD FROM AUGUST
                                                            NINE MONTHS          NINE MONTHS      25, 2000 (DATE OF
                                                               ENDED                ENDED           INCEPTION) TO
                                                             MARCH 31             MARCH 31             MARCH 31
                                                                2002                 2001                2002
                                                                ----                 ----                ----
CASHFLOWS FROM OPERATING ACTIVITIES
  Net (loss) for period                                      $ (846,680)         $ (346,046)        $ (1,661,535)
  Add expense items not involving cash
      Amortization                                                 2,406               3,190                3,418
     Interest on convertible debenture                           233,333                  --              233,333
  Add changes in non-cash working capital
   items:

      Accounts receivable                                          (615)                  --              (9,810)
      Prepaid expenses and deposits                              (1,783)            (10,000)              (6,546)
      Accounts payable and accruals                               86,101              63,957              232,402
      Due to related parties                                     203,944                  --              203,944
------------------------------------------------------------------------------------------------------------------
Net funds (used) by operating activities                       (323,294)           (288,899)          (1,004,794)

CASHFLOWS FROM INVESTING ACTIVITIES

Purchases of:

  Property and equipment                                         (3,792)           (325,154)             (13,139)
  Trademark                                                      (8,042)             (8,475)             (14,155)
  Acquisition of subsidiaries, net of cash received                  --                  --             (32,977)
------------------------------------------------------------------------------------------------------------------
Net funds (used) by investing activities                        (11,834)           (333,629)             (60,271)

CASHFLOWS FROM FINANCING ACTIVITIES

  Shares issued for cash                                         214,144             712,891              971,829
  Proceeds from convertible debt                                 100,000                  --              100,000
  Capital lease                                                  (1,089)             (1,257)              (2,691)
------------------------------------------------------------------------------------------------------------------
Net funds provided by financing activities                       313,055             711,634            1,069,138
------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH (DECREASE)

                                                                 (2,211)                  --               (2,211)
------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                 (24,284)              89,106                1,862
   Cash at beginning of period                                    26,146                  --                   --
------------------------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                          $   1,862           $  89,106            $   1,862
------------------------------------------------------------------------------------------------------------------
See Accompanying Notes

SUPPLEMENTAL INFORMATION:

  Interest paid                                                $   9,683           $      --            $    9,683
                                                               ---------           ---------            ----------
  Taxes paid                                                   $      --           $      --            $       --
                                                               ---------           ---------            ----------
Shares issued for Netface LLC                                         --          20,000,000            20,000,000
                                                               ---------          ----------            ----------
Shares issued for Lightec option                              19,000,000                  --            19,000,000
                                                               ---------           ---------            ----------
Non cash purchase of property and equipment                    $      --           $      --            $   14,605
                                                              ----------           ---------            ----------
   By lease financing

SECURITY BIOMETRICS, INC. (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
MARCH 31, 2002

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND NATURE OF BUSINESS

         Security Biometrics, Inc. (hereinafter referred to as the "Company") is a Nevada corporation, incorporated on March 12, 1999 as Great Bear Resources, Inc.; changed its name to Great Bear Investments, Inc. on May 12, 1999; and then subsequently changed its name to Security Biometrics, Inc. on August 11, 2000. the Company is based in Vancouver, British Columbia, Canada.

         On August 25, 2000, the Company acquired all of the issued and outstanding stock of Biometric Securities, Inc. (hereinafter referred to as "BSI") in exchange for 38,257,675 shares (37,500,000 of these shares were owned by a trust whose beneficiaries were the children of the Chief Financial officer of the Company) of its common stock.

         This transaction has the effect of what is commonly referred to as a "reverse acquisition" in that the Company is the legal acquirer; however, BSI is the accounting acquirer.

         In connection with the legal form of this transaction, BSI became a wholly-owned subsidiary of the Company. For accounting purposes, the acquisition is treated as a recapitalization of BSI rather than as a business combination.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Security Biometrics, Inc., and its wholly owned subsidiary companies, BSI and NetFace LLC.

         All material inter-company accounts and transactions have been eliminated.

         CASH AND CASH EQUIVALENT

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         ACCOUNTING ESTIMATES

         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary form the estimates that were used.

SECURITY BIOMETRICS, INC. (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
MARCH 31, 2002

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the live of the respective assets, are expensed. At the time property and equipment are retired or otherwise disposed or, the asset and related accumulated amortization accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

         The Company depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

                           Office furniture and equipment              10 years
                           Computer equipment                           5 years

         ACCOUNTING FOR CONVERTIBLE DEBT SECURITIES

         The Company has issued convertible debt securities with a non-detachable conversion feature that were "in the money" at the date of issue. The Company accounts for such securities in accordance with Emerging Issues Task Force Topic 98-5. The Company has recorded the fair value of the beneficial conversion feature as interest expense and an increase in Additional Paid in Capital.

         The beneficial interest is computed by subtracting the stock conversion price from the market price of the stock times the number of shares and warrants eligible for conversion.

         INCOME TAXES

         Provision for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASSB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

         NET (LOSS) PER SHARE

         The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted (loss) per share. Basic (loss) per share is computed by dividing net (loss) available ot common stockholders by the weighted average number of common shares outstanding for the period. Diluted (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net (loss) per share are excluded.

SECURITY BIOMETRICS, INC. (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2002

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         LONG-LIVED ASSETS

         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. This standard did not have a material effect on the Company's results of operations, cash flows or financial position.

         DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company estimates that the fair value of all financial instruments as of March 31, 2002 and June 30, 2001, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

         FOREIGN CURRENCY TRANSLATION

         The financial statements of the Company are measured using the United States dollar as the functional currency. Assets, liabilities and equity accounts of the company are translated from foreign currency to United States currency at exchange rates as the balance sheet date or historical acquisition date, depending on the nature of the account. Revenues and expenses are translated an average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. Foreign currency translations gains and losses are included in consolidated net income.

2.       DEVELOPMENT STAGE OPERATIONS

         As of March 31, 2002, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage Company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

3.       PROPERTY AND EQUIPMENT

         Property equipment and accumulated amortization consist of:

                                                                MARCH 31,      JUNE 30,
                                                                  2002           2001
         Office furniture and equipment                        $  17,808       $  14,015
         Computer equipment                                        6,308           6,308
                                                               -------------------------
                                                                  24,115          20,323
         Less accumulated amortization                           (3,418)         (1,012)
                                                               -------------------------
         Total property and equipment                          $  20,697       $  19,311
                                                               =========================

SECURITY BIOMETRICS, INC. (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2002

4.       OPTION TO PURCHASE THE SHARES OF LIGHTEC COMMUNICATIONS INC.

         On February 1, 2002, the Company entered into an option agreement to acquire the issued and outstanding shares of Lightec Communications Inc. Lightec is a provider of high quality telecommunications design, installation and information technology services. Headquartered in Poughkeepsie, New York, the company maintains offices in New York and Connecticut.

         The terms of this agreement are as follows:
                  Issuance of 19,000,000 shares of the Company
                  Cash of $4,000,000

         Under the terms of this agreement, the company has issued 19,000,000 shares. The seller has agreed to provide $1,000,000 as a Seller Take Back Loan over a two year term. Final Closing of the acquisition is dependent on the Company raising the final $3,000,000 on or before July 1, 2002.

5.       GESTURE RECOGNITION TECHNOLOGY OPTION

         On June 28, 2000, NetFace LLC acquired an option to acquire an exclusive worldwide perpetual, royalty-free license to exploit the Gesture Recognition Technology developed to DSI Datotech Systems, Inc. for video games and internet/television. The Exercise price of the option is $5,000,000, plus a 20% Class B membership in NetFace LLC. NetFace has paid Datotech $200,000 of the exercise price, with the remaining $4,800,000 balance of the exercise price payable by December 4, 2002. The option expires eighteen months form the date when a prototype reasonably acceptable to NetFace LLC is make available to NetFace LLC.

         The licensing costs will be amortized over the estimated useful life of the assets once the products are ready for commercial use.

6.        TRADEMARK

         The trademark costs represent payments made to develop the trademark. The costs will be amortized according to FASB 142 as soon as the trademark is fully developed and its definitive life period is determined.

7.        CAPITAL LEASE PAYABLE

         The Company has acquired equipment by way of two capital leases. The Company has entered into a lease agreement calling for monthly payments of $278 to January 2005 including interest at 11%, as well as a second lease calling for monthly payments of $168 to June 2005 including interest at 23%.

         Future minimum payments are as follows for the twelve month periods ending:

March 31, 2003                             $ 5,354
March 31, 2004                               5,354
March 31, 2005                               4,799
March 31, 2006                                 505
                                           -------
Total Minimum lease payments                16,012
Less amount representing interest            4,818
                                           -------
Present value of minimum lease payments    $11,194
                                           =======

SECURITY BIOMETRICS, INC. (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2002

8.       CONVERTIBLE DEBENTURE PAYABLE

         On November 8, 2001, the Company issued a convertible debenture to Librico Properties, Ltd. for a minimum of $100,000 to a maximum of $1,000,000.

         The debenture is unsecured, bears interest at 12% and matures on November 2, 2011.

         Librico Properties, Ltd. has the option, in whole or in part, to convert the debenture into the Company's common stock at a conversion price of $0.33 per share, subject to anti-dilution adjustments.

9.       INTEREST

         Interest expense for the nine months ended March 31, 2002 and 2001 was $9,683 and $0, respectively.

10.      INCOME TAXES

         Significant components of the Company's deferred tax assets and liabilities are as follows:

         Deferred tax assets

Net operating loss carryforward    $256,900
Less valuation allowance            256,900
                                   --------
Net deferred tax assets            $      0
                                   ========
Deferred tax liabilities           $      0
                                   ========

         A reconciliation of the valuation allowance is as follows:

                  Balance at July 1, 2001                                                $   129,900
                  Addition for nine months ended March 31, 2002                              127,000
                                                                                             -------
                  Balance at March 31, 2002                                              $   256,900

11.      NET OPERATING LOSS CARRYFORWARD

         The Company has the following net operating loss carryforwards:

YEAR                           AMOUNT          EXPIRATION DATE
--------------------------------------------------------------
June 30, 1999              $    10,546                2019
June 30, 2000                   51,016                2020
June 30, 2001                  804,259                2021
March 31, 2002                 846,680                2022
                           ----------
                           $1,712,501
                           ==========

12.      REAL ESTATE LEASE

         On April 1, the Company through its wholly owned subsidiary leased office facilities in Vancouver, British Columbia under a 36 month lease, with an option to renew for one additional three year option.

SECURITY BIOMETRICS, INC. (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2002

12.      REAL ESTATE LEASE (CONTINUED)

         Future minimum lease payments are as follows:

                  March 31, 2003                             $   26,294
                  March 31, 2004                                 26,706
                                                                 ------
                                                             $   53,000
                                                             ==========

13.      EMPLOYEE STOCK OPTIONS

         On August 21, 2000, the Company adopted the BSI stock option plan, the 2000 Stock Option Plan for the purpose of providing an incentive based form of compensation to the officers, directors, key employees and service providers of the Company.

         On April 15th, 2002, the Company cancelled the 2000 Stock Option Plan and implemented a new stock option plan, the 2002 Stock Option Plan. Under the terms and conditions of the 2002 Stock Option Plan a maximum of 12,000,000 shares will be reserved for the purposes of this plan.

         The stock subject to the plan and issuable upon exercise of options granted under the plan are shares of the corporation's common stock, $0.001 par value, which may be either unissued or treasury shares.

         The aggregate number of shares of common stock covered by the plan and issuable upon exercise of all options granted shall be 5,100,000 shares which shares shall be reserved for use upon the exercise of options to be granted from time to time.

         The exercise price range was from $1.00 to $5.00 at the date of the grant of the option. Vesting terms of the options range from immediate to five years.

          The Company elected to continue to account for stock-based compensation under APB Opinion No. 25, under which no compensation expense has been recognized for stock options granted to employees at fair market value.

         A summary of the option activity for the nine months ended March 31, 2002 pursuant to the terms of the 2000 Stock Option Plan is as follows:

                                                            SHARES             WEIGHTED AVERAGE
                                                            UNDER                  EXERCISE
                                                            OPTION                   PRICE
                                                         ---------------------------------------
Options outstanding at July 1, 2001                       1,061,250                  $ 1,.26
   Granted                                                1,022,125                     1.00
   Exercised                                                      -                        -
   Cancelled                                                      -                        -
Options outstanding at March 31, 2002                     2,083,375                  $  1.12
                                                          =========                  =======

         2,083,375 shares are exercisable at March 31, 2002.

SECURITY BIOMETRICS, INC. (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2002

13.      EMPLOYEE STOCK OPTIONS (CONTINUED)

         Information regarding the stock option outstanding as of March 31, 2002 is as follows:

              Price Range                                                              $1.00 - $5.00
              Weighted average exercise and grant date prices                                 $1.130
              Weighted average remaining contractual life                          3 years, 7 months
              Options exercised                                                                   $0

         The weighted average fair value of options grated were estimated as of the date of grant using the Black-Scholes stock option pricing mode, based on the following weighted average assumptions:

              Dividend yield                                                                      0%
              Expected volatility                                                                50%
              Risk free interest rate                                                 4.26% - 5.30 %
              Expected life                                                                  5 years

         For purposes of pro forma disclosures, the estimated fair value of the options is amoritized to expense over the options' vesting period. The Company's pro forma information follows:

              Net (loss)

                 As reported                                                           $ ( 848,891)
                 Pro forma                                                             $ (1,561,225)
              (Loss) per share attributable to common stock
                 As reported                                                           $      (0.01)
                 Pro forma                                                             $      (0.02)

14.      GOING CONCERN

         These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has sustained operating losses of $1,661,535, has no revenues and needs additional capital to finance its operations. These factors raise uncertainties as to the Company's ability to continue as a going concern.

         Management's plan to eliminate the going concern situation includes obtaining financing form either public or private sources.

15.      PREFERRED STOCK

         BSI is authorized to issue 500,000 shares at no par value preferred stock. BSI has not established any preference rights for the preferred stock.

SECURITY BIOMETRICS, INC. (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2002

16.      CONSULTING AGREEMENTS

         The Company has entered into the following consulting agreements with the following related individuals:

                                                                                                        CHRISTOPHER
                                                                                                            D.
                                                               WAYNE                STEPHEN J.          FARNWORTH
                                                               TAYLOR               HENRY
                                                         -----------------------------------------------------------
         Term                                                  2 years              2 years                2 years
         Compensation- consulting
            Monthly fees                                       $ 7,500              $ 5,000               $ 10,000
            Monthly automotive allowance                           650                  350                    500
         Compensation for acquiring financing            3-8% of funds                   $0          3-8% of funds
                                                                raised                                      raised
         Stock options                                  250,000 shares       100,000 shares         250,000 shares
         Commencement date                             October 1, 2001       October 1, 2001        February 1, 2002

17.       UNAUDITED FINANCIAL INFORMATION

         The accompanying financial information at March 31, 2002 and 2001 is unaudited. In management's opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

18.      SUBSEQUENT EVENTS

         The Company has issued 3,800,000 shares since March 31, 2002. Of these shares 2,500,000 have been issued as consideration for the entering into an exclusive license with WonderNet Ltd Inc. of Israel, for territories which include North America for providing biometric signature software technology. The Company has issued 1,300,000 shares for providing investor relation services.

         The Company has cancelled the 2000 Stock Option Plan and commenced the 2002 Stock Option Plan. Under the 2002 Stock Option Plan the Company can issue up to 12,000,000 shares of common stock.

         The Company has asked the shareholders of the Company at a special shareholders meeting to be held in Vancouver on May 22, 2002 to increase the authorized capital from 100,000,000 shares to 300,000,000 shares.

         The Company has offered a private placement for 1,000,000 shares common stock at $0.10 per share. Of this offering 1,000,000 shares of common stock have been subscribed for.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

Security Biometrics, Inc. (the Company) was incorporated in the State of Nevada on March 12, 1999 as Great Bear Resources, Inc. which name was changed to Great Bear Investments, Inc. On May 25, 1999. On August 25, 2000, the Company changed its name to security Biometrics, Inc. On August 25, 2000, the Company acquired all of the issued and outstanding shares of Biometrics Security, inc. in a share exchange with its shareholders. On June 29, 2001, the Company acquired all of the outstanding membership interest in NetFace LLC, (NetFace) a Connecticut limited liability company, in exchange for the issuance of 20,000,000 shares of the Company's common stock.

NetFace holds an option to acquire an exclusive worldwide perpetual, royalty-free license to exploit the gesture recognition technology developed by DSI Datotech Systems, Inc. for video games and Internet television. The exercise price of the option is $5,000,000 plus a 20% Class B interest in NetFace. NetFace has paid $200,000 of the exercise price with the balance payable by December 4, 2002.

The Company does not own but has applied for a method patent for its Short Loop Identity Verification (SLIV) which incorporates various biometric solutions, including Dynamic Signature Verification (DSV) technology. SLIV can verify the identity of an individual by comparing his or her signature to a biometric code embedded on a readable plastic card.

On February 19th, 2002, the Company issued 16,000,000 shares of common stock to enter into a share purchase agreement with Lightec Communications Ltd. Under this Agreement, the Company issued a further 3,000,000 shares of common stock on March 25th, 2002. The owner of Lightec has agreed to provide seller financing of $1,000,000 for two years. In order to close on the purchase of the Company, the Company must raise an additional $3,000,000 on or before July 1, 2002. Once acquired, the Company operations commencing March 14, 2002 will become the operations of the Company.

On April 15th, 2002, the Company cancelled its 2000 Stock Option Plan and all of the outstanding option agreements issued under it. Also on April 15th, the Company's board of directors approved the Company's 2002 Stock Option Plan. Under the 2002 plan the Company can issue up to 12 million shares. Final implementation of the plan is subject to shareholder and regulatory approval. On April 29, 2002, the Compensation Committee has awarded 4,640,000 options to purchase shares of the Company's common stock, to the Company's officers and directors and advisors. The terms of the stock options are 2 years and the exercise price is $0.11 per share.

On April 20th, 2002, the Company entered into an Exclusive Distribution and Partnership Rights Agreement with WonderNet Ltd. of Israel. Under this agreement the Company has acquired through the issuance of 2,500,000 shares of common stock to WonderNet, the exclusive North American rights to distribute and exploit WonderNet's technology which means WonderNet's Penflow proprietary Biometric Signature Authentication ("BSA") software engine, which consists of a database of user profiles and enables remote and local access to the database using the Internet , smart cards, or LAN connections to verify signatures by comparison to said database. Under the terms of this agreement, the Company paid
2.5 million shares, and has agreed to pay a five per cent (5%) royalty on sales, commit to a $250,000 product launch, and acquire $100,000 of Wondernet inventory.

On May 22nd, 2002, the Company will be holding a special shareholders meeting. The Board of Directors is proposing to the shareholders of the Company to increase the authorized share capital of the Company from 100,000,000 shares of common stock to 300,000,000 shares of common stock.


RESULTS OF OPERATIONS

During the nine months ended March 31, 2002, the Company has focused its efforts to acquire Lightec Communications and obtain the exclusive rights to market WonderNet's signature biometric solution throughout North America.

The Company is a development stage biometric solutions company. Expenditures to-date have been primarily focused on acquiring the requisite technology and assembling the management team.

NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE NINE MONTHS ENDED MARCH 31,
2001

During the nine months ended March 31, 2002, hereinafter referred to as "YTD
 -02", the Company:

1. Has obtained the exclusive distributorship and partnership rights for WonderNet in North America..

2. Has entered into an option to acquire the issued and outstanding shares of Lightec Communications of New York.

3.       Has continued to evaluate new opportunities in the biometric industry.

During YTD-02, General and administration expenses, net of beneficial conversion feature and interest was $604,000 as compared to $346,000 during the nine months ended March 31, 2001,hereinafter referred to as "YTD 01". The cause of this $258,000 increase is due to increased activity. The three month period ended March 31, 2002 (Q3-02) general and administration expenses increase $118,000 to $290,000 from $172,000 for the three months ended March 31, 2001 (Q3-01).

------------------------------------------------------------------------------------------------
                                                            YTD 2002                    YTD 2001
------------------------------------------------------------------------------------------------
Professional expenditures                                    178,000                    114,000
Consulting fees and wages                                    217,000                     94,000
Other general and administration costs                       209,000                    138,000
                                                           ------------------------------------
Total General and administration                           $ 604,000                  $ 346,000
                                                           ------------------------------------
Beneficial conversion feature                              $ 233,000                  $       -
------------------------------------------------------------------------------------------------

Profession expenditures have increased $64,000 during YTD 2002 due to increased audit and other professional costs which include Edgar filing fees and other fees. Consulting and wage costs have increased $123,000 due to increase consultancy agreements with management.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company's working capital deficiency was almost $427,000, as compared to working capital deficiency of $133,000 as at December 31, 2001 and $114,000 as of June 30, 2001. The Company owes $214,000 to certain shareholders. Although these amounts are included in the working capital deficiency, it is felt that most, if not all of these amounts could be converted to equity of the Company. The Company has borrowed $100,000 by way of a convertible debenture during YTD - 02.

The Company anticipates future sales of its capital stock or borrowing funds to finance its operations until such time as the Company commences its operations. The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior ot commencement of its proposed operations.

NEED FOR  ADDITIONAL FINANCING

The Company's existing capital will not be sufficient to meet the company's cash needs in the near future. The Company intends to raise working capital through sales of its securities or through borrowing. There can be no assurance that the Company will be able to raise capital or secure loans in such amounts or upon favorable terms.

FORWARD LOOKING STATEMENTS

The forgoing Management's Discussion and Analysis contain forward looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words believe, expect, anticipate, intends, forecast, project, and similar expression identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The factors that could cause actual results to differ materially form those in the forward looking statement, including, among others, the following: reduced or lack of increase in demand for the Registrant's products or proposed products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operation. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update forward looking statements.

PART II - OTHER INFORMATION

Items No. 1, 2, 3, 4, and 5 - Not Applicable

Item No. 6 - Exhibits and Reports on Form 8-K - none


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SECURITY BIOMETRICS, INC.

Date: May 20, 2002
      ---------------                /s/ David Alexander
                                     ------------------------------------------
                                     Authorized Signatory: David Alexander, CFO