Form 10KSB
period 2002-06-30
SECURITY BIOMETRICS INC
filed 2002-10-07
CIK 1101046

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

Issuer's revenues for its most recent fiscal year were $2,656,457

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common stock on October 2, 2002 of $0.15 was approximately $8,608,892.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of October 2, 2002, the issuer had 119,138,521 shares of common stock, $.001 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None



Transitional Small Business Disclosure Format (Check One):    Yes [ ]     No [X]

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS


ITEM 1.           BUSINESS

         Our objective is to become a leading provider of biometric solutions for improved security of information requiring restricted access.

LICENSE FOR BIOMETRIC SIGNATURE AUTHENTICATION

         On April 20, 2002, we were granted an exclusive license which included rights to use, market, sell, distribute and commercially exploit in North America, including Mexico, Central America, Bermuda, and the Caribbean Islands, the products and other applications of the PenFlow(TM) Biometric Signature Authentication technology developed by WonderNet, Ltd., an Israeli company. WonderNet has granted us a right of first refusal to acquire the issued and outstanding shares of WonderNet. We market the PenFlow technology under the brand name "Signature Secure" powered by PenFlow(TM).

         The personal signature, by its nature, is a series of one of kind hand gestures. The repeated gestures, along with subtle variations that occur each time an individual signs, are unique to that individual. It is because of these subtle variations, that two signatures by one person can never be the same. By accumulating a series of signatures for an individual, an accurate personal profile for authentication can be created.

         Signature Secure powered by PenFlow(TM) consists of a database of user profiles and enables remote and local access to the database using the internet, smart cards, or LAN connections to verify signatures by comparison to the database. Under the PenFlow(TM) system, you must first register your signature. By writing your name several times on a special pad while using the PenFlow(TM) software, the PenFlow(TM) software to learn your signature. Once your signature has been recorded by the PenFlow(TM) system, your signature becomes your unique pass, or personal identification number. When you sign your name to enter into a software controlled system, the biometrics of your signature is compared to the PenFlow(TM) database and your signature is either accepted or rejected. We believe that based on WonderNet's experience utilizing the PenFlow(TM) technology for certain applications in Israel, that PenFlow(TM) is reliable, user friendly, and secure. PenFlow(TM) meets the requirements of the new electronic signature laws in the United States.

         To obtain the license for the PenFlow(TM) technology, we issued 2,500,000 shares of our common stock to WonderNet and agreed to pay WonderNet a royalty equal to 5% of the gross sale proceeds from the sale of PenFlow(TM) products and applications. WonderNet has the right to terminate the license

     o immediately upon the occurrence of certain events of our bankruptcy, insolvency, receivership, liquidation or cessation of business

     o if we fail to make payments due under the license agreement after 90 days' written notice of default

     o after 90 days, if we fail to comply with any other material responsibility or obligation under the license agreement after 30 days written notice of default, or if we do not take and diligently pursue reasonable steps to cure such default.


DATADESK TECHNOLOGIES, INC.

         On June 28, 2002, we acquired Datadesk Technologies, Inc. through a merger with a wholly-owned subsidiary formed by us. Datadesk designs and manufactures specialty keyboards and printers, including keyboards for the Palm i701 series of personal digital assistant products, small finger keyboards for children, and ergonomic keyboards. We believe that Datadesk's research and development capabilities will assist us in developing biometric security solutions using the PenFlow(TM) technology.

         We issued 10,991,591 shares of our common stock to the former security holders of Datadesk in the merger. In connection with the merger, we issued our 10% convertible promissory note in the principal amount of $1,680,000 due June 30, 2003 to a limited liability company managed by a principal stockholder of Datadesk. The note is convertible into shares of our common stock at a conversion price of $0.35 per share. Approximately $1,375,000 of the proceeds from the sale of the note was used to pay certain obligations of Datadesk, including a bank loan of approximately $1,100,000. We also entered in an employment agreement with the president of Datadesk under which we will pay him an annual salary of $150,000 through June 28, 2005, plus bonuses based upon Datadesk's sales for 2003, 2004 and 2005.

         Datadesk relies on three suppliers to provide approximately 50% of their purchases. One of these suppliers has and maintains certain assets of Datadesk which are required to manufacture specific Datadesk products. If that supplier was unable to continue to manufacture Datadesk's products and we were not able to substitute an alternate supplier, Datadesk's revenues would be significantly reduced.

Datadesk's products and services include:

     1. Little Fingers -- a keyboard with smaller keys designed for children aged five to ten.

     2. Trackboard -- a high end small based keyboard whose design facilitates its use in small places. Trackboard also is sold with either a numeric pad or a trackball. Trackboard also is available with a user-configurable keyboard, which permits the typing or alpha pad and the numeric key pads to be moved from the left to right hand side, making this version Trackboard more versatile for the estimated 30 million left handed people in the US. The numeric keypad section can be easily removed and replaced with a variety of modules including trackball and touch pad. In the future it is planned to introduce a digital camera media-dock and a smart docking/sync station for PDAs as modules for the Trackboard.

     3. Smartboard -- a keyboard ergonomically designed to increase comfort, reduce fatigue and minimize errors.

     4.   Miniature key pads for the Palm i705 and the Palm i501.

Over the last two years, Datadesk has spent the following on research and development products: 2002 -$204,000 and 2001- $194,000. Products currently under development include:

     1. All Datadesk keyboards are currently being redesigned to allow for a USB port(s). This allows for additional expansion of the computer through attachments to the keyboard.

     2. Currently all Datadesk keyboards must be manufactured for either a PC or an Apple computer. Programming has been designed which will be sold with the Datadesk keyboard, which will enable the keyboard to be used by either a PC or an Apple computer.

     3. MoneyCalc system -- the world's first printing calculator for a computer. With the newly developed MoneyCalc system, users can enter data into their computers and simultaneously generate a paper tape. The market for the MoneyCalc system is primarily in the accounting, and banking functions of most business, including the accountancy and banking professions. The MoneyCalc system is made up of two separate components: (1) an accountant's style numeric keypad with built-in calculator and LCD display, and (2) a separate paper tape printer unit. From a marketing point of view, this allows for three separate products to market the complete MoneyCalc system, the MoneyPad, and the Personal Desktop Printer ("PDP").

     4. The MoneyPad -- a standalone product with its most apparent market being field service personnel, auditors, and others that use a laptop as their primary computer (laptops do not include a numeric keypad). MoneyPad, unlike standard keyboard layouts, incorporates the standard "accountant's" layout with larger key caps, extra space between the keys, and many more standard calculator functions. It can even be used when the computer is off.

     5. Personal Desktop Printer -- a new and innovative printer for Palm and other hand-held computers ("PDAs"). The software accompanying the Personal Desktop Printer allows the PDA to print on a wireless basis to the PDP on a 2.25 inch by 4 inch page. The pages would be inserted and carried in a shirt sized binder called the DataDay. With DataDay, telephone books, calendars, trip schedules, letters, labels, or any information in the Palm can be kept, carried or given out in an easy-to-use format.

     6. Personal Desktop Printer -- can also be used as a label and envelope printer or Personal Label Maker. The increasing demand for desktop label printers is fueled by a large segment of computer users who prepare their own correspondence, but cannot easily address envelopes and labels, and further by the potential of E-postage.

The integration of the Palm or similar personal digital assistant with the personal digital printer and our signature pad, and bar coder presents a number of interesting market opportunities including: (1) law enforcement, which should enable the police to use personal digital assistants instead of laptops and cell phones; and (2) medical, which would enable doctors to send their prescriptions by way of personal digital assistants to a personal digital printer at a participating pharmacy.

LIGHTEC COMMUNICATIONS

         On June 14, 2002, we acquired Lightec Communications, Inc. through a merger with a wholly-owned subsidiary formed by us. Lightec is a provider of telecommunications design, installation and information technology services. Lightec's customer base includes governmental units, particularly school districts. We believe that Lightec's experience in bidding for government contracts and relationships with governmental units may provide marketing opportunities for Penflow and Datadesk's "Little Finger" keyboards for children. The merger consideration consisted of 19,000,000 shares of our common stock and $4,000,000 in cash. 18,000,000 shares were issued to Maryanne Richard and 1,000,000 shares were issued to Dr. Nabil El-Hag. We financed the cash portion of the merger consideration through the issuance and sale of our 9% promissory notes, each in the principal amount of $1,000,000, to an investment partnership of which Gerard Munera, a director of our company, is the managing partner, and to Maryanne Richard, the owner of Lightec, cash flow from the operations of Lightec's business and the sale of 7,083,333 shares of our common stock (at $0.12 per share). We also entered into an employment agreement with the manager of Lightec under which we will pay him an annual salary of $150,000 through December 31, 2004, plus bonuses based upon Lightec's earnings before interest, taxes, depreciation and amortization for 2002, 2003 and 2004.

         Lightec's projects involve design and installation of cable and fiber optic networks. Lightec's clients include educational institutions, including universities and local school systems, governmental entities, hospitals and corporations.

         Lightec's target market includes government, manufacturers, processors, utilities, banks, schools, universities, research complexes, media conglomerates, securities and commodities exchanges, law firms, consulting and research organizations and transportation service companies.

         Lightec competes on the basis of quality versus price. In the information technology sector, Lightec competes with large-scale project firms such as Verizon and SNET rather than maintenance shops or equipment resellers. In the general installation business, Lightec competes with 20 to 30 small regional/local premise-wiring providers. In the fiber optic splicing market, Lightec competes with national and regional firms. Lightec views its real competition as the turnkey solution providers who can retain the value-added service contracts ensuring the longevity of the solution provided.

         Lightec relies on three customers for the majority of its revenues. The largest of these customers accounts for over half of Lightec's revenues. Lightec is under contract to provide supplies and services to this customer for the next three years. If Lightec were to be unable to supply requisite products or provide the needed services to any of these three customers, or if any of these customers became unable to finance the continued acquisition of these supplies and services, the impact on Lightec's earnings would be significant.

TERMINATION OF OPTIONS TO ACQUIRE LICENSES FOR GESTURE RECOGNITION TECHNOLOGY DEVELOPED BY DSI DATOTECH SYSTEMS, INC.

         We elected not to exercise the option held by our Biometrics Security subsidiary to acquire an exclusive worldwide royalty-free license to exploit the gesture recognition technology developed by DSI Datotech Systems, Inc. for banking and financial transactions and we do not intend to exercise the option held by our NetFace subsidiary to acquire an exclusive word-wide license for video games and Internet television.

         The exercise price of the option for the banking and financial transactions application was $8,000,000, of which we paid DSI $320,000. The exercise price of the option for the video games and Internet television application is $5,000,000, of which we have paid $200,000. Although DSI did provide us with certain working prototypes, we do not believe that any of the prototypes are readily marketable.

HISTORY

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

EMPLOYEES

         As of September 16, 2002, we had fifteen (15) full-time employees and three (3) part-time employees, none of whom is represented by any labor union.

ITEM 2.  DESCRIPTION OF PROPERTY.

         We occupy approximately 1,000 square feet of space on a month to month lease at Unit #3, 3 Charles Street, Pleasant Valley, New York, for $950 per month; approximately 4,500 square feet on a lease expiring on December 1, 2003, for $3,278 per month at 10598 N.E. Valley Road, Bainbridge Island, Washington; and approximately 2,500 square feet of space at 1410-1030 West Georgia Street, Vancouver, British Columbia, Canada, under a lease expiring March 31, 2004, at a base rent of approximately $2,200 per month through March 2003 and approximately $2,400 per month thereafter.

ITEM 3.  LEGAL PROCEEDINGS

         Neither we, nor any of our subsidiaries, is a party to any material legal proceeding, nor, to our knowledge, is any litigation threatened against us or our subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 22, 2002, the company held a special meeting of shareholders, at which, the shareholders approved an amendment to the articles of incorporation increasing our authorized capital from 100,000,000 shares to 300,000,000 shares. At the special meeting, 45,026,299 shares voted for the amendment,; 33,700 shares voted against the amendment, and no shares abstained from voting on the amendment.

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

PERIOD                                                                  HIGH                            LOW
------                                                                 ------                         ------
APRIL 1, 2002 - JUNE 30, 2002                                           $0.25                          $.007
JANUARY 1, 2002 - MARCH 31, 2002                                        $0.25                         $0.075
OCTOBER 1 - DECEMBER 31, 2001                                           $2.55                          $0.30
JULY 1 - SEPTEMBER 30, 2001                                             $5.25                          $2.35

APRIL 1 - JUNE 30, 2001                                                 $4.95                          $2.25
JANUARY 1 - MARCH 31, 2001                                              $6.625                         $2.50
OCTOBER 1 - DECEMBER 31, 2000                                           $6.25                          $5.00
JULY 27 - SEPTEMBER 30, 2000                                           $14.00                          $4.00


HOLDERS

         As of September 20, 2002, our common stock was owned by 180 record holders and there were approximately 450 beneficial owners.

DIVIDENDS

         We have never declared or paid any cash dividends. It is our present policy to retain earnings to finance the growth and development of the business and, therefore, we do does not anticipate paying dividends on its common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         The following sets forth certain information regarding sales of, and other transactions with respect to, our securities issued during the year ended June 30, 2002, which sales and other transactions were not registered pursuant to the Securities Act of 1933. Unless otherwise indicated, no underwriters were involved in such transactions.

1. From July 6, 2001 through January 13, 2002, we issued a total of 85,650 shares of our common stock to three non-U.S. persons for a total of $214,250 ($2.50 per share). The issuance and sale of these shares was exempt from the registration requirements of the Securities Act under Regulation S.

2. On May 16, 2002, we issued 980,000 shares of our common stock to three non-U.S. persons for a total of $980,000 ($0.10 per share). The issuance and sale of these shares was exempt from the registration requirements of the Securities Act under Regulation S.

3. On May 16, 2002, we issued 20,000 shares of our common stock to an accredited investor for $2,000 ($0.10 per share). The issuance and sale of these shares was exempt from the registration requirements of the Securities Act under Rule 506 of Regulation D and Section 4(2).

4. On June 14, 2002, we issued 19,000,000 shares of our common stock to the sole shareholder of Lightec Communications, Inc. in connection with the acquisition of Lightec. To finance the acquisition, in June 2002 we issued our 9% promissory notes, each in the principal amount of $1,000,000 to Synergex Group Partnership, whose managing partner is Gerard Munera, a director of our company, and Maryanne Richard, the sole shareholder of Lightec, and sold 7,083,333 shares of our common stock, together with warrants to purchase an additional 7,083,333 shares of common stock, to eight accredited persons for a total of $850,000 ($0.12 per share). The issuance of these securities was exempt from the registration requirements of the Securities Act under Section 4(2).

5. On June 28, 2002, we issued 10,999,591 shares of common stock to sixty accredited persons in connection with the acquisition of Datadesk Technologies, Inc. To finance the acquisition, we sold $1,680,000 principal amount of our 10% convertible debentures due 2003, convertible into shares of our common stock at $0.35 per share. The issuance of these notes was exempt from the registration requirements of the Securities Act under
     Section 4(2).

6. From March 25, 2002 to September 16, 2002, we issued a total of 2,560,000 shares of our common stock to seven persons for consulting services. The issuance of these shares was exempt from the registration requirements of the Securities Act under Section 4(2).

     With respect to the sales made in reliance on the exemption afforded by
Section 4(2) of the Securities Act, (i) no advertising or general solicitation was employed in offering the securities, (ii) the securities were offered to a limited number of individuals and the transfer thereof was appropriately restricted by us, (iii) all purchasers were sophisticated investors who were capable of evaluating the merits and risks of the investment and had access to the type of information that would be included in a registration statement with respect to the securities and (iv) each purchaser represented that the securities were acquired for investment and not with a view to re-sale in contravention of the registration provisions of the Securities Act .

EQUITY COMPENSATION PLANS

         The following table sets forth certain information as of the fiscal year ended June 30, 2002 with respect to our equity compensation plans.

                   EQUITY COMPENSATION PLAN INFORMATION TABLE


------------------------------ ---------------------------- --------------------------- ----------------------------
                               (a)                          (b)                         (c)
------------------------------ ---------------------------- --------------------------- ----------------------------
Plan Category                  Number of securities to be   Weighted-average exercise   Number of securities
                               issued upon exercise of      price of outstanding        remaining available for
                               outstanding options,         options, warrants and       future issuance under
                               warrants and rights          rights                      equity compensation plans
                                                                                        (excluding securities
                                                                                        reflected in column (a))
------------------------------ ---------------------------- --------------------------- ----------------------------
Equity compensation plans
approved by security holders   None                         -                           None

------------------------------ ---------------------------- --------------------------- ----------------------------
Equity compensation plans
not approved by security
holders                        6,300,000                    $0.11                       5,700,000
------------------------------ ---------------------------- --------------------------- ----------------------------
Total
                               6,300,000                    $0.11                       5,700,000

------------------------------ ---------------------------- --------------------------- ----------------------------

         Our 2002 Incentive Stock Plan permits the grant of stock options or stock awards for up to 12,000,000 shares of common stock. Employees (including officers), directors and others who provide services to our company and its subsidiaries are eligible to participate in the Plan. The Plan is administered by our Board of Directors or its Compensation Committee.

         Options granted under the plans may be incentive stock options or ISOs (as defined in Section 422 of the Internal Revenue Code of 1986, as amended), or non-qualified stock options. The exercise price of ISOs may not be less than 100% of the fair market value of the common stock as of the date of grant, except that the exercise price of ISOs granted to an employee who owns more than ten percent of the outstanding common stock may not be less than 110% of the fair market value as of the date of grant. The exercise price of non-qualified stock options may not be less than 85% of the fair market value of the common stock as of the date of grant. Options may not be exercised more than 5 years after the date of grant. The number of shares that may be acquired upon exercise or an option and the exercise price of an option are subject to adjustment in the event of a merger, recapitalization, stock split or stock dividend.



                           FORWARD-LOOKING STATEMENTS

         Many statements made in this annual report under the captions "Business", and "Management's Discussion and Analysis or Plan of Operations" are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that are not based on historical facts. These forward-looking statements can generally be identified as such because the context of the statement will include words such as we "believe," "anticipate," "estimate," "expect," "will" or words of similar import as they relate to us or our management, or describe our future plans, objectives or goals. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         When used in this Form 10-KSB, the words "anticipated", "estimate", "expect", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that we will fail to generate planned revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

         The following discussion and analysis of financial conditions and results of operation should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-KSB.

         Security Biometrics, Inc. was incorporated as Great Bear Resources, Inc. in the State of Nevada on March 12, 1999 and we changed our name to Great Bear Investments, Inc. on May 25, 1999. On August 11, 2000, we changed our name to Security Biometrics, Inc. We were a development state company whose objective was to develop market under license and distribute dynamic biometric technologies specific to the security applications of banking and financial transactions, including dynamic gesture recognition technology, dynamic signature verification and voice recognition.

         On August 22, 2000, we entered into an option agreement with DSI Datotech of Vancouver, Canada. The exercise price of the option was $8,000,000, of which we paid $320,000. On June 29, 2001, we acquired all of the outstanding membership interests of NetFace, LLC, a Connecticut limited liability company, in exchange for 20,000,000 share of our common stock. NetFace holds an option to acquire an exclusive worldwide, perpetual, royalty-free license to exploit DSI's gesture recognition technology for video games and Internet/television. The exercise price of the option is $5,000,000 plus a 20% Class B Membership of NetFace.

         On April 20, 2002, the Company entered into an exclusive rights and licensing distribution and partnership agreement with WonderNet Ltd. of Israel. Under this agreement, we became the exclusive distributor for North America, the Caribbean and Mexico of WonderNet's Penflow(TM) patented and proprietary Biometric Signature Authentication ("BSA") software engine, which consists of a database of user profiles and enable remote and local access to the database using the internet, smart cards, or LAN connections to verify signatures by comparison to said database. To acquire these rights, we issued WonderNet 2,500,000 shares of common stock and agreed to pay WonderNet a 5 per cent royalty on products sold.

         The agreement with WonderNet allows us to commence sub-licensing, marketing a proven biometric security product. We have decided to not to exercise our options with DSI Datotech at this time as we do not believe that the prototypes delivered to us are market ready at this time. Consequently, the Company expensed $320,000 in 2001 and the balance of the investment of $200,000 in 2002.

         In order to assist in the development and support of providing biometric security solutions, we entered into an agreement effective March 14, 2002 to acquire the issued and outstanding shares of Lightec Communications, Corp. of Pleasant Valley, New York. Lightec is a provider of high quality telecommunications design, installation and information technology services. Lightec was established in 1994 and provides quality network design, installation, and maintenance of internal building, campus-wide, local, metropolitan and wide area network systems, in primarily in the northeastern United States. On June 14, 2002, we closed the agreement to acquire Lightec by issuing 19,000,000 shares of common stock and paying $4,000,000 in cash. In connection with this acquisition, we issued 4,000,000 in shares of common stock and accrued $200,000 as finder's fees under a finder's fee agreement with Chris Farnworth.

         On June 28,2002 we entered into an agreement to acquire the issued and outstanding shares of Datadesk Technologies, Inc. of Seattle, Washington. Datadesk is in the business of designing, manufacturing, and selling desktop solutions, educational computing systems, and handheld and wireless devises. Datadesk was established in 1997 and provides high quality key boards, peripheral devises, and educational systems. On June 28,2000, we closed the agreement to acquire Datadesk by issuing 10,999,951 shares of common stock and by lending $1,260,200 cash to Datadesk.

         Until the acquisition of Lightec, we were a development stage company. As of March 14, 2002, with the acquisition of Lightec we have become an operating company. During the year ended June 30, 2002 ("YE2002"), our net loss was $742,000 or $0.01 per share as compared to a $815,000 loss or $0.02 per share loss incurred during the period from August 25, 2000 (date of inception) to June 30, 2001 ("YE2001").

RESULTS OF OPERATIONS YE2002 AS COMPARED TO YE2001

         During the YE2002 we have incorporated the financial results of Lightec since March 14, 2002. The following schedule highlight and provides explanations to the significant changes incurred during the year:


---------------------------------------- ----------------------- -------------------------------------------------------------
                                         Increase (decrease)
                                         during the year
Income Statement Item                                            Explanation
---------------------------------------- ----------------------- -------------------------------------------------------------
Contract revenues earned                             $2,656,000  Revenues earned by Lightec from March 14 to June 30, 2002
---------------------------------------- ----------------------- -------------------------------------------------------------
Cost of revenues earned                              (1,469,000) Direct expenses incurred earning Lightec revenues
---------------------------------------- ----------------------- -------------------------------------------------------------
Gross profit                                          1,187,000
---------------------------------------- ----------------------- -------------------------------------------------------------
Gesture recognition technology option                  (120,000) Expensed in 2002  $200,000  down from  $320,000  expensed in
                                                                 2001.  One  time  expense  write  down of  options  with DSI
                                                                 Datotech.
---------------------------------------- ----------------------- -------------------------------------------------------------
Convertible debenture benefit                           233,000  Conversion feature on $100,000 convertible  debenture was at
                                                                 $0.35 per share while share price was significantly  higher.
                                                                 This resulted in a deemed benefit and expense.
---------------------------------------- ----------------------- -------------------------------------------------------------
Interest expense                                         26,000  Increase  is due to  $2,000,000  loan as at June  14th,  and
                                                                 100,000 convertible debenture
---------------------------------------- ----------------------- -------------------------------------------------------------
Selling, general & administrative
---------------------------------------- ----------------------- -------------------------------------------------------------
- Consulting and wages                                  269,000  Increase is due to the  incorporation  of Lightec's  payroll to our books.  This also  includes  additional  contracts to management  which was almost $200,000 for the 3 months ended
                                                                 June 30, 2002
---------------------------------------- ----------------------- -------------------------------------------------------------
- Accounting and audit                                   54,000  Increase  is due the costs of  auditing  Lightec 3 years and
                                                                 Datadesk 2 years.
---------------------------------------- ----------------------- -------------------------------------------------------------
- Legal                                                 (67,000) Reduced  costs due to high cost of reverse  take-over of our company
---------------------------------------- ----------------------- -------------------------------------------------------------
- Rent                                                   24,000  Increased cost due to newer larger premises
---------------------------------------- ----------------------- -------------------------------------------------------------
- Consultants -Investor Relations                        34,000  Increase is due to the hiring of  consultants  for  investor relations
---------------------------------------- ----------------------- -------------------------------------------------------------
- Trade mark costs                                       15,000  Increase is due to expensing of trade-mark costs
---------------------------------------- ----------------------- -------------------------------------------------------------
- Travel                                                 27,000  Increase is due to increased  travel regarding fund raising, and company acquisitions
---------------------------------------- ----------------------- -------------------------------------------------------------
- Office                                                 41,000  Increase is due to  acquisition  of Lightec  and  additional staff.
---------------------------------------- ----------------------- -------------------------------------------------------------
- Commissions                                            14,000  Commissions paid for sales
---------------------------------------- ----------------------- -------------------------------------------------------------
- Communications                                         15,000  Increase  due to more news  releases,  additional  telephone costs.
---------------------------------------- ----------------------- -------------------------------------------------------------
Other expenses                                          123,000
---------------------------------------- ----------------------- -------------------------------------------------------------
Increased Selling, general &                            549,000
administration expenses
---------------------------------------- ----------------------- -------------------------------------------------------------
Increased income taxes                                  425,000  Estimated income taxes on Lightec operations
---------------------------------------- ----------------------- -------------------------------------------------------------
Increase (decrease) in loss                             (74,000)
---------------------------------------- ----------------------- -------------------------------------------------------------

         At June 30, 2002, shareholder equity totaled $5,899,918.

LIQUIDITY AND CAPITAL RESOURCES

         During the YE2002 as compared to YE2001, our cash flow provided from operations increased by almost $2,100,000 to $1,418,000 million in 2002 from a negative $682,000 in YE2001. This increase was due to increased current liabilities of $835,000, billings in excess of cost of $541,000, and estimated corporate income taxes of $425,000.

        During the YE2002 as compared to YE2001, we spent $4,893,000 versus $48,000. This was due to the acquisition of Lightec and Datadesk. These acquisitions were financed through increased debt of $2,780,000 million and through the issue of common shares having a value of $1,160,000.

        At June 30, 2002, we had negative working capital of approximately $5,357,000. We will require additional financing over the next twelve months to fund our operations and satisfy our debt service obligations. We financed the acquisitions of Lightec and Datadesk, in part, though the sale of our debt securities. We are obligated to repay $2,000,000 in loans to finance the Lightec acquisition in $500,000 installments at the end of September, $250,000 in October and November, $500,000 in December of 2002 and $250,000 in March 2003 and $250,000 in June 2003. The payment of the 10% convertible debentures in the principal amount of $1,680,000 we issued in connection with the acquisition of Datadesk is due in June 2003. Payments of the notes issued in connection with the Lightec acquisition are secured by the assets of Lightec. If we are unable to generate substantial cash flows from the operations of Lightec and Datadesk, and obtain additional financing, or restructure the indebtedness relating to the acquisitions, our ability to continue the operation of these acquired businesses and expand our other biometric security activities may be severely impaired.


IMPACT OF LIGHTEC ACQUISITION

        As of March 14, 2002, the Company's operation began reflecting the operation of Lightec Communications, Corp. In order to get a better assessment of the impact of the acquisition of Lightec, a comparison and discussion of the Lightec operations from its year ended December 31, 2001 as compared to 2000 follows:

        Comparison of Lightec Operations for year ended December 31, 2001 as compared to year ended December 31, 2000: in ($.000s)


--------------------------------- -------------- -------------- -------------------- ------------------------------------------
                                  Lightec y/e    Lightec y/e    Increase
                                  Dec            Dec 2000       (decrease)
Income Statement Item             2001                          during the yr        Explanation
--------------------------------- -------------- -------------- -------------------- ------------------------------------------
Contract revenues earned                 $4,496         $6.487             $(1,991)  The 2000 revenues included additional
                                                                                     contracts carried forward from prior year
--------------------------------- -------------- -------------- -------------------- ------------------------------------------
Cost of revenues earned                   1,508          3,143              (1,635)  2000 included more capital components
                                                                                     and less service components resulting in
                                                                                     higher cost of  revenues
--------------------------------- -------------- -------------- -------------------- ------------------------------------------
Gross profit                              2,988          3,343                (355)  Gross profit increase to 66% from 51% in
                                                                                     2000.
--------------------------------- -------------- -------------- -------------------- ------------------------------------------
Wages                                       688            828                (140)  Reduced contracts resulted in reduced
                                                                                     labor costs during the year.
--------------------------------- -------------- -------------- -------------------- ------------------------------------------
Depreciation                                104             67                  37   Increased fixed assets in 2001
--------------------------------- -------------- -------------- -------------------- ------------------------------------------
Selling, general and                        400            574                (174)  Reduced overhead due to reduced number
administrative                                                                       of contracts
--------------------------------- -------------- -------------- -------------------- ------------------------------------------
Interest and dividend income                 12             50                  38   Payout of excess cash by dividend
                                                                                     resulted in less cash funds and
                                                                                     consequently less interest income
--------------------------------- -------------- -------------- -------------------- ------------------------------------------

--------------------------------- -------------- -------------- -------------------- ------------------------------------------
Interest expense                            -10            -12                  (2)
--------------------------------- -------------- -------------- -------------------- ------------------------------------------
Loss on marketable securities              -457          -1566              (1,109)  Market portfolio was eliminated in 2001
--------------------------------- -------------- -------------- -------------------- ------------------------------------------
Loss on abandoned assets                    -16             -5                  11
--------------------------------- -------------- -------------- -------------------- ------------------------------------------
Net income before corporate               1,324            343                 981
income taxes
--------------------------------- -------------- -------------- -------------------- ------------------------------------------
Corporate income taxes                     -151             75                (226)  Recovery of taxes was due to being S
                                                                                     corp. taxes were passed through to owner.
--------------------------------- -------------- -------------- -------------------- ------------------------------------------
Net income                               $1,175           $268                $907
--------------------------------- -------------- -------------- -------------------- ------------------------------------------


IMPACT OF DATADESK ACQUISITION

        In order to get a better assessment of the impact of the acquisition of Datadesk, a comparison and discussion of the Datadesk operations from its year ended June 30, 2002 as compared to 2001 follows:

Comparison of Datadesk Operations for year ended June 30, 2002 as compared to year ended June 30, 2001, in ($.000s)

--------------------------------- -------------- -------------- -------------------- ------------------------------------------
                                  Datadesk y/e   Datadesk y/e   Increase
                                  June 2002      June 2001      (decrease) during
Income Statement Item                                           the yr               Explanation
--------------------------------- -------------- -------------- -------------------- ------------------------------------------
Sale of Keyboard                           $383           $480                 $(97) Chronic inventory shortages during y/e
                                                                                     2002 due to poor credit resulted in
                                                                                     reduced sales.
--------------------------------- -------------- -------------- -------------------- ------------------------------------------
Keyboard development fees                   147            178                  (31) Development of the thumb pad for Palm
                                                                                     7000 series PDAs resulted in increased
                                                                                     revenues.
--------------------------------- -------------- -------------- -------------------- ------------------------------------------
Royalties                                    91              -                   91  Royalty income resulted when the Palm
                                                                                     7000 PDA finally went to market.
--------------------------------- -------------- -------------- -------------------- ------------------------------------------
Cost of sales                              -242           -319                   77  Reduced reliance on sales of products
                                                                                     resulted in contracts resulted in
                                                                                     reduced cost of sales.
--------------------------------- -------------- -------------- -------------------- ------------------------------------------
Gross profit                                380            339                   41  Gross profit improved to 61% during the
                                                                                     year from 51% last year
--------------------------------- -------------- -------------- -------------------- ------------------------------------------
Selling, general and                       -359           -434                  (75) Overhead reduced due to reduced sales.
administrative
--------------------------------- -------------- -------------- -------------------- ------------------------------------------
Payroll                                    -357           -361                   (4)
--------------------------------- -------------- -------------- -------------------- ------------------------------------------
Advertising                                -168           -159                    9
--------------------------------- -------------- -------------- -------------------- ------------------------------------------
Amortization of loan fees                  -757           -244                 (513) Shares were issued for loan guarantees.
--------------------------------- -------------- -------------- -------------------- ------------------------------------------
Research & development                     -204           -194                   10  Development of Wireless Printer for
                                                                                     either labels or adding machines.
                                                                                     Development of adding machine.
--------------------------------- -------------- -------------- -------------------- ------------------------------------------
Interest expense                            -79            -91                   12
--------------------------------- -------------- -------------- -------------------- ------------------------------------------
Loss on marketable securities                -4            -47                   43
--------------------------------- -------------- -------------- -------------------- ------------------------------------------
Net income (loss)                      $(1,549)        $(1,191)               $(358)
--------------------------------- -------------- -------------- -------------------- ------------------------------------------

ITEM 7.  FINANCIAL STATEMENTS.

         The information required under this Item appears in a separate section following Item 13 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


     NAME                       AGE                        POSITION
     ----                       ---                        --------
Kenneth Barr                    52            Chief Executive Officer, President and Director
David Alexander                 51            Chief Financial Officer
Christopher Farnworth           52            Executive Vice-President
Steven Henry                    63            Secretary
David Angus                     65            Director
Allan Gibbins                   54            Director
Gerard Munera                   66            Director
Michael Richard                 48            Director
Michel Berty                    61            Director
Ken Taylor                      61            Director

         Each director is elected to hold office until the next annual meeting of stockholders and until his successor is elected and qualified. Our directors receive (CDN) $1,000 for their attendance at each board meeting and (CDN) $500 for each telephonic board meeting. All officers serve at the discretion of the Board of Directors subject to the terms and conditions of their agreements with the Company as approved by the Compensation Committee.

         Kenneth Barr has been a Director since September 29, 2000 and our Chief Executive Officer since July 15, 2001. On May 1, 2002, Mr. Barr was appointed as our President. Mr. Barr was President and Chief Executive Officer of Combined Telecom Inc. (CTI) from October 1, 2000 to April 1, 2001. CTI was a Canadian facilities-based, national competitive local exchange carrier offering local network access, Internet and data networking, enhanced messaging, wireless services and fully managed scalable telecom solutions. CTI is a wholly owned subsidiary of Tricaster Capital Corporation, a North American merchant bank specializing in telecommunications and e-business opportunities. From March 2000 to September 2000, Mr. Barr was Chief Operating Officer of Cygnal Technologies. Mr. Barr served as President - Business Communications Systems for Lucent Technologies, Canada from March 1993 until October 1999. During this same period, he was Executive Vice President and Chief Operating Officer of the Canadian holding company, Lucent Technologies (Canada).

         David Alexander, a chartered accountant, has been our Chief Financial Officer since April 1, 2002. Mr. Alexander has been president of 482130 B.C. Ltd. Through 482130 BC Ltd. Mr. Alexander was (a) the Chief Financial Officer of Zaruma Mining Corp. from March 1995 until July 2002. Zaruma trades on the Toronto Stock Exchange and is a resource exploration company with proven copper reserves in Mexico and gold properties in Mexico and Venezuela; (b) consultant to Central Minera Corp. from June 1992 to December 1995 and again from April 1999 to June 2002. Central Minera is a resource exploration company with gold properties in Nevada, USA; (c) Chief Financial Officer of Nostrad Telecommunications, Inc. from December 1997 to March 2002. Nostrad provided wireless cable and internet solutions to developing countries; (d) consultant to Pinewood Resources Ltd. from April 1999 to March 2002. Pinewood is a resource exploration company with properties in the Northwest Territories. Mr. Alexander served as a director to Pinewood from January 1996 to March 2000.

         Christopher D. Farnworth has been our Executive Vice President in charge of Corporate Development since March 2002. From December 2001 through February, 2002, Mr. Farnworth was a consultant to the Company. From 1993 through December 2001, Mr. Farnworth was Chief Operating Officer, Vice President and Director of Nostrad Telecommunications Pte of Singapore and as of September 1997 Nostrad Telecommunications Inc. Nostrad and provided wireless cable, and internet solutions to developing countries. From 1998 to 2002, Mr. Farnworth was a Director of the Wireless Communications Association International ("WCAI"), a non-profit trade association that represent companies worldwide in the field of wireless broadband services over fixed terrestrial platforms. Mr. Farnworth served on the Boards of Rystar Communications from March 1999 to September 2001, and on Pinewood Resources Ltd. from July 1999 to November 2001.

         Stephen J. Henry has been our Corporate Secretary since November 22, 2000. Mr. Henry has served as President and Director of SJ Henry Holdings, Ltd., a real estate development company, since March 1994.

         The Honorable W. David Angus has been a Director since November 6, 2000. He has practiced law with the law firm of Stikeman Elliott since February 1963. He was appointed Queens Counsel in December 1984. He is a senior partner and head of the Shipping and Insurance Department in the Montreal office. Senator Angus was summoned to the Senate of Canada in 1993. Senator Angus is a member of the Standing Senate Committee on "Banking, Trade and Commerce" and a member of the Standing Senate Committee on "Transport and Communications." Senator Angus is a Member of the Montreal, Quebec and Canadian Bar Associations. He is Honorary Life Member of the Canadian Maritime Law Association, of which he was the President from 1989 to 1992. Senator Angus also serves as a Governor of the International Maritime Law Institute, Malta. He is an Associate Member and Past Chairman of the Association of Average Adjusters of Canada. He is also an Associate Member of the U.K., and U.S. Associations of Average Adjusters and of the Canadian Board of Marine Underwriters. Senator Angus serves on the Board of Directors of Air Canada, AON Reed Stenhouse Inc, Eastern Canada Towing Limited, Eastern Canadian Tug Owners Association, Madeg Holdings Inc, Nymox Pharmaceutical Corporation (non-executive Chairman) Systech Retail Systems Inc, AutoSkill International Inc. and 3DVisit.com Inc. (non-executive Chairman).

         Allan Gibbins has been a Director since November 6, 2000. Mr. Gibbins was interim Vice President, General Manager beginning in June 1992 and was appointed President and Chief Executive Officer of Hubbell Canada Inc., a subsidiary of Hubbell Incorporated, in September 1993. He is the Chairman of the Electrical, Electronic Manufacturers Association of Canada (EEMAC). From September 1988 to May 1992, Mr. Gibbins was Vice President and General Manager of Nutone Electrical Inc. Prior to that he held senior management positions with duPont Canada Inc. for 16 years. He also was a Director of DSI Datotech Systems Inc. since December 2000 until July 2002.

         Gerard E. Munera has been a Director since June 26, 2001. Since 1995, Mr. Munera has been Managing Director of Synergex Group Partnership, a Connecticut general partnership, with majority participations since 1996 in Arcadia, a manufacturer of low-rise curtain walls, store-fronts and office partitions, and in Estancia El Olmo, a large cattle ranch. From 1994-1996, Mr. Munera was Chairman and CEO of Latin American Gold Inc., a junior gold exploration and mining company with activities in Ecuador and Venezuela. From 1991-1994, Mr. Munera was president and CEO of Minorco (USA), a diversified natural resources group with interests in base and precious metals, industrial minerals, oil and gas, chemicals and fertilizers, in both the U.S. and Canada.

         Michel Berty has been a Director since April 24, 2002. Mr. Berty was the Chairman and CEO of Cap Gemini USA from 1992 until he retired in April 1998. Mr. Berty is currently president of M B Y Consultants which provides services to the Information Technology industry. Mr. Berty also acts as a director for Merant Plc. (NASDAQ), Sapiens (NASDAQ), iGate Capital Corp (NASDAQ), Dataraid
(OTC); NetGain (OTC); Aserop S.A. (France) and Dust S.A. (France). Mr. Berty was educated at La Sorbonne in Paris France, where he received his Ph.D. in physics and an MBA.

         Michael Richard has been a Director since March 15, 2002. Mr. Richard, together with his wife, Maryanne, founded, Lightec Communications, Inc. in 1996. Mr. Richard has been President of Lightec since inception.

         Ken Taylor has been a Director since May 10, 2002. Mr. Taylor has been active as an independent consultant to clients on issues of political risk, international marketing and strategic accommodation with government. Mr. Taylor serves as the Chairman of Global Public Affairs, Inc., Chancellor of Victoria University of the University of Toronto, and serves as a director for several companies. Mr. Taylor was the former Canadian Ambassador to Iran, and consequently earned the Congressional Gold Medal from the United States, and the Official Order of Canada. Mr. Taylor earned an MBA from the University or California (Berkeley).

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no other reports were required for those persons, we believe that, during the period from July 1, 2001 through June 30, 2002, all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with, except that (i) an initial ownership report on Form 3 was filed late for each of Michel Berty, Ken Taylor, Mike Richard and David Alexander;
and (ii) Form 4s for Chris Farnworth, Wayne Taylor, Gerard Munera and Stephen Henry were filed late.

ITEM 10. EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE

         The following table sets forth, for the fiscal year ended June 30, 2002, compensation awarded to, earned by, or paid to chief executive officer and president, Ken Barr. No compensation in excess of $100,000 for the fiscal year ended June 30, 2002 was awarded to, earned by, or paid to any of our other executive officers.

                                                  Annual Compensation              Long-Term Compensation
                                               ------------------------ ------------------------------------------------
                                                   Awards                    Awards                        Payouts
                                               ----------- ------------ ------------ --------------------- -------------
Name and other                                             Other
Principal compensation                                     Annual       Restricted   Securities            All
                          Fiscal                           Compen-      Stock        Underlying            LTIP Payouts
                          Year     Salary      Bonus       sation       Awards       options/SARs
------------------------- -------- ----------- ----------- ------------ ------------ --------------------- -------------
Ken Barr                  2002     $37,000       -            -             -           1,500,000                   -
President and Chief
Executive Officer

         OPTION/SAR GRANTS IN LAST FISCAL YEAR
         [INDIVIDUAL GRANTS]

The following table below contains certain information concerning stock options/SARs granted to our chief executive officer and president, during the fiscal year ended June 30, 2002:

                          Number of           %age of total
                          securities          options/SARs
                          underlying          granted to        Exercise or                 Market price on
                          options/SARS        employees in      base price    Expiration    Date of Grant
Name                      granted             fiscal year       ($/share)     Date

------------------------- ------------------- ----------------- ------------- ------------- -----------------
Ken Barr                             500,000                8%         $0.11     Apr 29/04             $0.11
Ken Barr                           1,000,000               16%         $0.11      May 1/04             $0.11

REPRICING OF OPTIONS


                                Number of                                                          Length of
                                Securities        Market Price   Exercise Price                    Original Option
                                Underlying        of Stock at    of Stock at                       Term Remaining
                 Reprice/       Options           Time of        Time of                           at Date of
                 Regrant        Repriced or       Repricing or   Repricing or      New Exercise    Repricing or
Name             Date           Amended           Amendment      Amendment         Price           Amendment
---------------- -------------- ----------------- -------------- ----------------- --------------- -----------------
Ken Barr             Apr 29/02           250,000          $0.11             $1.00           $0.11       3 yr 3 mos.
                                         250,000          $0.11             $1.00           $0.11     3 yr. 10 mos.

 AGGREGATED OPTION/SAR EXERCISES DURING THE FISCAL YEAR-ENDED JUNE 30, 2002
                      AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table sets forth certain information concerning the number and value of securities underlying exercisable and unexercisable stock options/SARs as of the fiscal year ended June 30, 2002 by the Company's chief executive officer and president.

                                                  Number of securities              Value of Unexercised
                       Shares acquired on        underlying unexercised        in-the-money options/SARS at
                            Exercise         options/SARS at fiscal year-end         Fiscal Year-End($) *
                    ------------------------ -------------------------------- --------------------------------
                                 Value
Name                Number       realized    Exercisable    Unexercisable     Exercisable    Unexercisable
------------------- ------------ ----------- -------------- ----------------- -------------- -----------------
Ken Barr                340,909  $37,500     409,091        750,000             $20,455        $37,500

* The closing price for our common stock on June 30, 2002 was $0.16 per share.

EMPLOYMENT CONTRACTS

         Kenneth Barr is employed as our Chief Executive Officer and President under an employment agreement which expires in April 2004. His annual base salary is $225,000, Mr. Barr also receives a monthly car allowance of $750, and he is entitled to a bonus based upon our attainment of specified levels of earnings before interest, taxes, depreciation and amortization ("EBITDA") as follows:

                          EBITDA                               Bonus
                          ------                               -----
      Greater than $150,000 but less                          $150,000
         than $5 million
      More than $5 million                                    $225,000
        but less than $8 million
      Over $8 million                                         $350,000

We granted Mr. Barr options to purchase 1,000,000 shares of our common stock as an inducement to his employment. Mr. Barr could earn up to 2 year's salary if terminated without cause.

         Christopher Farnworth is employed as our Executive Vice President -- Corporate Development under an agreement which expires in December 2003. His base annual salary is $126,000. He is entitled to a monthly car allowance of $450.

         Stephen Henry, our Secretary, provides consulting services under an agreement which expires in October 2003. We pay him $5,000 per month plus a monthly car allowance of $350.

         David Alexander has been employed as Chief Financial Officer since April 1, 2002 at a monthly salary of $5,000 through June 30, 2002 and $7,500 since July 1, 2002. He also receives a monthly car allowance of $500.

         Michael Richard is employed as Chief Operating Officer of Lightec under an employment agreement which expires in March 2005. His annual base salary is $150,000 plus a monthly car allowance of $500. He is entitled to bonuses based upon Lightec's attainment of specified levels of earnings before interest, taxes, depreciation and amortization ("EBITDA") as follows:

            EBITDA of Lightec (in millions)                     Bonus
            -------------------------------                     -----
            Up to $2.9                                            5%
            From $2.9 to $3.9                                     7%
            From $3.9 to $6.0                                     15%
            $6.0 or more                                          20%



         Robert Solomon is employed as our Chief Technical Officer under an employment agreement which expires in June 2005. His annual salary is $150,000 and he is entitled to an annual bonus of 1% of net sales from new products, but in no event less than $50,000. He also is entitled to a monthly car allowance of $750.

         Wayne Taylor, a promoter of our company, provides consulting services under an agreement which expires in October 2003. We pay Mr. Taylor $7,500 per month and a monthly car allowance of $650. He also is entitled to finder's fees on equity funds raised as follows:

                       8% of first $5 million
                       7% for the  $6th million
                       6% for the  $7th million
                       5% for the  $8th million
                       4% for the  $9th million


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of September 20, 2002, the beneficial ownership of our common stock, our only class of voting securities, by (i) each person who is known to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) executive officers listed in the Compensation Table and (iv) all our officers and directors as a group. As of September 20, 2002, we had outstanding 117,601,248 shares of common stock.

----------------------------------------------------- ------------------------------- ------------------------
Name and address of beneficial owner                            Amount and nature of         Percent of Class
                                                            beneficial ownership (1)
----------------------------------------------------- ------------------------------- ------------------------
Kenneth Barr                                                           1,600,000 (2)                     1.4%
PO Box 56, RR4
Havelock, ON, Canada
----------------------------------------------------- ------------------------------- ------------------------
W. David Angus                                                           250,000 (3)                        *
1155 Rene Levesque Blvd.
Montreal, PQ, Canada
----------------------------------------------------- ------------------------------- ------------------------
Allan Gibbins                                                            250,000 (4)                        *
212 Westridge Drive
Kleinberg, ON Canada
----------------------------------------------------- ------------------------------- ------------------------
Gerard E. Munera                                                      10,830,000 (5)                     9.2%
16 Old Mill Road
Greenwich CT
----------------------------------------------------- ------------------------------- ------------------------
Gesture Recognition Technologies International                        37,000,000                        31.5%
Limited
c/o CIBC Trust and Merchant Bank

----------------------------------------------------- ------------------------------- ------------------------
(Barbados) Limited
Bank Warrens Street,
Michael's Bar, Barbados
----------------------------------------------------- ------------------------------- ------------------------
Michel Berty                                                          3,790,000  (6)                     3.2%
PO Box 466 Sayres Avenue
Wainscroft, New York
----------------------------------------------------- ------------------------------- ------------------------
Ken Taylor                                                              250,000  (7)                        *
1775 York Avenue, Apt. 29H
New York, New York
----------------------------------------------------- ------------------------------- ------------------------
Chris Farnworth                                                       3,440,000  (8)                     2.9%
1410 - 1030 West Georgia St
Vancouver, BC, Canada
----------------------------------------------------- ------------------------------- ------------------------
David Alexander                                                         660,000  (9)                        *
1410 - 1030 West Georgia St
Vancouver, BC, Canada
----------------------------------------------------- ------------------------------- ------------------------
Steve Henry                                                             730,000 (10)                        *
1410 - 1030 West Georgia St
Vancouver, BC, Canada
----------------------------------------------------- ------------------------------- ------------------------
Robert Solomon                                                        3,347,454 (11)                     2.1%
10598 Northeast Valley Road
Bainbridge Island, Washington
----------------------------------------------------- ------------------------------- ------------------------
Maryanne  Richard                                                    18,250,000 (12)                    15.5%
Suite 3, Charles Street
Pleasant Valley, New York
----------------------------------------------------- ------------------------------- ------------------------
Wayne Taylor                                                            850,000                             *
1410 - 1030 West Georgia Street
Vancouver, BC, Canada
----------------------------------------------------- ------------------------------- ------------------------
All officers and directors as a group (11 persons)                   43,397,454                         37.0%
----------------------------------------------------- ------------------------------- ------------------------

* Indicates less than 1%

(1) Except as otherwise noted in the footnotes to this table, the named person owns directly and exercises sole voting and investment power over the shares listed as beneficially owned by such persons. Includes any securities that such person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(2) Includes 1,159,091 shares that he may acquire upon exercise of stock options prior to April 29, 2004.

(3) Represents 250,000 shares that he may acquire upon exercise of stock options prior to April 29, 2004

(4) Represents 250,000 shares that he may acquire upon exercise of stock options prior to April 29, 2004

(5) Includes 250,000 shares that he may acquire upon exercise of stock options prior to April 29, 2004

(6) Includes 250,000 shares that he may acquire upon exercise of stock options prior to April 29, 2004

(7) Represents 250,000 shares that he may acquire upon exercise of stock options prior to April 29, 2004

(8) Includes 250,000 shares that he may acquire upon exercise of stock options prior to April 29, 2004

(9) Includes 500,000 shares that he may acquire upon exercise of stock options prior to April 29, 2004

(10) Includes 450,000 shares that he may acquire upon exercise of stock options prior to April 29, 2004

(11) Includes 100,000 shares that he may acquire upon exercise of stock options prior to April 29, 2004

(12) Includes 250,000 shares that he may acquire upon exercise of stock options prior to April 29, 2004


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On June 28, 2002, we borrowed $1,000,000 from Synergex Group Partnership, of which Gerard Munera, a director of our company, is managing director, to finance the acquisition of Lightec Communications, Inc. We issued a promissory note to Synergex to evidence our obligation to repay this loan. The note bears interest at 9% per annum and payment of the note is secured by the assets of Lightec. Monthly principal installments in the amount of $250,000 are payable commencing September 30, 2002. We believe the terms of this loan from Synergex are as favorable to us as those which we could have obtained from an unaffiliated party.

         On June 28, 2002 in connection with the acquisition of Lightec Communications, Inc., 4,000,000 shares of common stock were issued and a $200,000 fee was accrued to Chris Farnworth as a finder's fee, under his December 15, 2001 consultancy agreement with us.

         From time to time, we have obtained advances from certain officers. From February 18, through May 24, 2002, Wayne Taylor, our chief financial officer until April 1, 2002 and a promoter of our company, advanced $72,519. On February 7, 2002, Stephen Henry, our secretary, advanced $19,167. There are no terms for the repayment of those advances.

         On May 15, 2002, we sold shares of our common stock for $0.10 per share: to David Alexander, our Chief Financial Officer, 150,000 shares; Stephen Henry, our Secretary, 280,000 shares; and Wayne Taylor, a promoter of our company, 400,000 shares.

         On June 29, 2001, the Company acquired all of the outstanding membership interests of Netface in exchange for 20,000,000 shares of our common stock. The assets of Netface consisted of an option to acquire an exclusive worldwide perpetual, royalty-free license to exploit the gesture recognition technology developed by DSI Datotech for video games and internet television. Netface paid $200,00 for this option, with the exercise price being $5 million, plus 20% of the Class B Membership interest in Netface. As Ken Barr (CEO of our company and advisor to DSI), Wayne Taylor (ex-CFO of our company and advisor and consultant to DSI), Stephen Henry (Secretary of our company), Allan Gibbins (Director of our company and DSI), George Gould (ex-president and ex-director of our company), and Robert Egery (ex-director of our company and COO of DSI) owned in aggregate 1,114,500 shares of DSI Datotech plus options for an additional 265,000 shares.

ITEM 13.   EXHIBITS AND REPORTS OF FORM 8-K.

(a)  Exhibits
EXHIBIT NO.                         DESCRIPTION OF EXHIBITS
-----------                         -----------------------

3.1(1)            Certificate of Amendment to Articles of Incorporation of
                  Registrant          changing the name of the Registrant to
                  Great Bear Investments, Inc.

3.2(1)            Articles of Incorporation of Registrant.

3.3(2) Certificate of Amendment to the Articles of Incorporation of Registrant changing the name of the Registrant to Security Biometrics Inc.

3.4(1)            By-Laws of the Registrant.

10.1(3) Financial Consulting Agreement between DSI Datotech Systems, Inc. and Wayne Alan Taylor, dated February 28, 2000.

10.2(2) Assignment from Wayne Alan Taylor to Gesture Recognition Technologies International Limited dated July 28, 2000.

10.3(3) Assignment from GRT International Limited to Biometrics Security Inc. dated August 1, 2000.

10.4(3) Stock Exchange Agreement among the Registrant, Biometrics Security Inc. and the shareholders of Biometrics Security Inc.

10.5(3) Option Agreement between Biometrics Security Inc. and DSI Datotech Systems, Inc. dated August 22, 2000.

10.7(3) Consulting Agreement between the Registrant and LK&Z Advisory International, Inc.

10.8(4) Exchange Agreement among the Registrant, NetFace LLC and the members of NetFace LLC dated June 29, 2001.

10.9(5) Option Agreement by and between DSI Datotech Systems, Inc. and NetFace, LLC dated June 28, 2000.

10.10(6) Agreement and Plan of Merger dated as of June 28, 2002, by and among Security Biometrics, Inc., Datadesk Technologies, Inc., Edinburgh Investments LLC, and SBTI Acquisition Corporation.

10.11(6) Employment Agreement between Robert Solomon and Security Biometrics, Inc. dated June 28, 2002.

10.12(7) Agreement and Plan of merger dated as of March 14, 2002, by and among Security Biometrics, Inc., LT Acquisition Corp., Lightec Communications Corp., Maryanne Richard and Michael Richard.

10.12(7) Promissory Note for $1,000,000 dated June 14, 2002 between Security Biometrics, Inc and Maryanne Richard.

10.13(7) Promissory Note for $1,000,000 dated June 14, 2002 between Security Biometrics, Inc. and Synergex Partnership Group.

10.14(7) Security Agreement for the $1,000,000 Promissory Note dated June 14, 2002 between Security Biometrics, Inc. and Maryanne Richard.

10.15(7) Security Agreement for the $1,000,000 Promissory Note dated June 14, 2002 between Security Biometrics, Inc. and Synergex Partnership Group.

10.16(7) Employment Agreement between Michael Richard and Security Biometrics, Inc. dated June 14, 2002.

10.17 Employment Agreement between Kenneth Barr and Security Biometrics, Inc. date May 1, 2002.

10.18 Consultancy Agreement between Christopher Farnworth and Security Biometrics, Inc. dated December 6, 2001.

10.19 Consultancy Agreement between Wayne Taylor and Security Biometrics, Inc. dated October 1, 2001.

10.20 Consultancy Agreement between Stephen Henry and Security Biometrics, Inc. dated October 1, 2001.

10.21 Finder's Fee Agreement between Chris Farnworth and Security Biometrics, Inc. dated October 10, 2001.

10.22 Exclusive Distribution and Partnership Agreement dated April 20, 2002 between WonderNet Ltd. and Security Biometrics, Inc.

10.23             Security Biometrics, Inc. Incentive Stock Option Plan dated
                  April 29, 2002.

21.1              Subsidiaries

                  (1) Incorporated by reference to Registrant's Registration Statement on Form 10-SB, filed on May 26, 2000.

                  (2) Incorporated by reference to Registrant's Registration Statement on Form 10-SB/A (No. 2), filed on December 28, 2000.

                  (3) Incorporated by reference to Registrant's Registration Statement on Form 10-SB/A (No. 3), filed on March 7, 2001.

                  (4) Incorporated by reference to Registrant's report on Form 8-K filed on July 13, 2001.

                  (5) Incorporated by reference to Registrants report on Form 10K SB filed on October 11, 2001.

                  (6) Incorporated by reference to Registrants report on Form 8K filed on July 11, 2002 and amended on September 20, 2002.

                  (7) Incorporated by reference to Registrants report on Form 8K filed on June 28, 2002 and amended on September 20, 2002.

(b)  Reports of Form 8-K.

         On June 28, 2002, we filed on Form 8-K, reporting the acquisition of Lightec Communications, Corp. On July 11, 2002, we filed on Form 8-K, reporting the acquisition of Datadesk Technologies, Inc.

                                  SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               By:    /s/ Kenneth Barr
                               --------------------------------------------
                               Name:  Kenneth Barr
Date:  October 2, 2002         Title: President and Chief Executive Officer

                               By:    /s/  David Alexander
                               ---------------------------------------------
                               Name:  David Alexander
Date:  October 2, 2002         Title: Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    /s/  Kenneth Barr                                Chief Executive Officer, President
---------------------------------------------                 and Director                                        October 2, 2002
                 Kenneth Barr                        (principal executive officer)



    /s/  David Alexander                             Chief Financial Officer                                      October 2, 2002
---------------------------------------------    (principal financial and accounting officer)
                 David Alexander


   /s/ W. David Angus                                             Director                                        October 2, 2002
---------------------------------------------
                 W. David Angus


   /s/  Allan Gibbins                                             Director                                        October 2, 2002
---------------------------------------------
                 Allan Gibbins


 /s/ Gerard E, Munera                                             Director                                        October 2, 2002
---------------------------------------------
                  Gerard E. Munera


 /s/ Michael Richard                                              Director                                        October 2, 2002
---------------------------------------------
                 Michael Richard


  /s/ Ken Taylor                                                  Director                                        October 2, 2002
---------------------------------------------
                 Ken Taylor

  /s/ Michel Berty                                                Director                                        October 2, 2002
---------------------------------------------
                 Michel Berty


                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Security Biometrics, Inc. \, (the "Company") on Form 10-KSB for the year ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we certify pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


         Date: October 2, 2002               /s/ Kenneth Barr
                                             ---------------------------------
                                             Ken Barr, Chief Executive Officer



                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Security Biometrics, Inc., (the "Company") on Form 10-KSB for the year ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we certify pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


        Date: October 2, 2002       /s/ David Alexander
                                    --------------------------------------------
                                        David Alexander, Chief Financial Officer

                             CERTIFICATE PURSUANT TO
                               SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Kenneth Barr, certify that:

1. I have reviewed this annual report on Form 10-KSB of Security Biometrics, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


     Date: October 2, 2002             /s/ Kenneth Barr
                                       -----------------------------------------
                                           Kenneth Barr, Chief Executive Officer



                             CERTIFICATE PURSUANT TO
                               SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, David Alexander, certify that:

1. I have reviewed this annual report on Form 10-KSB of Security Biometrics, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


      Date: October 2, 2002         /s/ David Alexander
                                    --------------------------------------------
                                        David Alexander, Chief Financial Officer

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2002 AND 2001

                                TABLE OF CONTENTS



                                                                               PAGE  NO.
                                                                               ---------

INDEPENDENT AUDITORS' REPORT..............................................        27

FINANCIAL STATEMENTS

       Consolidated Balance Sheets........................................       28-29

       Consolidated Statements of Comprehensive (Loss)....................        30

       Consolidated Statements of  Operations.............................        31

       Consolidated Statement of Stockholders' Equity.....................       32-35

       Consolidated Statements of Cash Flows..............................       36-37

       Notes to Consolidated Financial Statements.........................       38-58

                          INDEPENDENT AUDITORS' REPORT


To The Stockholders and Board of Directors
Security Biometrics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Security Biometrics, Inc. and Subsidiaries, as of June 30, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the year ended June 30, 2002 and for the period from August 25, 2000 (date of inception) to June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United State of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the June 30, 2002 and 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Security Biometrics, Inc. and Subsidiaries as of June 30, 2002 and 2001, and the results of its operations and its cash flows for the year ended June 30, 2002 and for the period from August 25, 2000 (date of inception) to June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.





MOFFITT & COMPANY, P.C.
SCOTTSDALE, ARIZONA

September 13, 2002

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2002 AND 2001

                                     ASSETS

                                                                                   2002                    2001
                                                                           --------------------    --------------------
CURRENT ASSETS
    Cash and cash equivalents                                              $            483,275    $             26,146
    Accounts receivable                                                                 114,741                       0
    Other receivables                                                                     5,000                   9,195
    Inventories                                                                          65,483                       0
    Prepaid expenses and other assets                                                   189,378                     907
                                                                           --------------------    --------------------

              TOTAL CURRENT ASSETS                                                      857,877                  36,248
                                                                           --------------------    --------------------



PROPERTY AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION                                                             241,550                  19,311
                                                                           --------------------    --------------------



OTHER ASSETS
    Goodwill                                                                         10,933,298                       0
    Investment in WonderNet, LTD.                                                       187,500                       0
    Gesture recognition technology option                                                     0                 200,000
    Trademark                                                                                 0                   6,113
    Prepaid expenses                                                                          0                   2,268
    Deposits                                                                              5,874                   4,763
                                                                           --------------------    --------------------






              TOTAL OTHER ASSETS                                                     11,126,672                 213,144
                                                                           --------------------    --------------------







              TOTAL ASSETS                                                 $         12,226,099    $            268,703
                                                                           ====================    ====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   2002                    2001
                                                                           --------------------    --------------------
CURRENT LIABILITIES
     Accounts payable
         Non-related entities                                              $            868,285    $            110,896
         Related entities                                                               287,857                  10,000
      Accrued liabilities                                                               383,693                  25,405
      Billings in excess of costs and estimated
         earnings on uncompleted contracts                                              541,245                       0
     Corporation income tax payable                                                     424,542                       0
     Capital lease payable, current portion                                               5,230                   3,648
     Notes payable, current portion                                                   2,000,000                       0
     Notes payable, equipment, current portion                                           23,667                       0
     Convertible debentures, current portion                                          1,680,000                       0
                                                                           --------------------    --------------------

              TOTAL CURRENT LIABILITIES                                               6,214,519                 149,949
                                                                           --------------------    --------------------

LONG-TERM LIABILITIES
     Capital lease payable, net of current portion                                        6,411                   9,355
     Notes payable, equipment, long-term portion                                          5,251                       0
     Convertible debentures, net of current portion                                     100,000                       0
                                                                           --------------------    --------------------

              TOTAL LONG-TERM LIABILITIES                                               111,662                   9,355
                                                                           --------------------    --------------------

STOCKHOLDERS' EQUITY
       Preferred stock - no shares authorized or issued,
           no par value authorized
       Common stock
          Authorized  - 300,000,000 shares, par
             value $.001 per share
          Issued and outstanding
             June 30, 2002 - 117,601,248 shares                                         117,601                       0
             June 30, 2001 - 70,757,675 shares                                                0                  70,758
       Additional paid in capital                                                     7,346,645                 853,496
       Deficit accumulated during the development stage                                       0                (814,855)
       Accumulated deficit                                                           (1,557,339)                      0
       Accumulated other comprehensive (loss)                                            (6,989)                      0
                                                                           --------------------    --------------------

           TOTAL STOCKHOLDERS' EQUITY                                                 5,899,918                 109,399
                                                                           --------------------    --------------------

              TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY                                      $         12,226,099    $            268,703
                                                                           ====================    ====================


            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
                  FOR THE YEAR ENDED JUNE 30, 2002 AND FOR THE
        PERIOD FROM AUGUST 25, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001

                                                                                                   FROM AUGUST 25, 2000
                                                                                YEAR ENDED          (DATE OF INCEPTION)
                                                                               JUNE 30, 2002         TO JUNE 30, 2001
                                                                               -------------       --------------------
NET (LOSS)                                                                     $   (742,484)          $   (814,855)

OTHER COMPREHENSIVE (LOSS)
     Foreign currency translation adjustment                                         (6,989)                     0
                                                                               ------------           ------------
NET COMPREHENSIVE (LOSS)                                                       $   (749,473)          $   (814,855)
                                                                               ============           ============






















            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEAR ENDED JUNE 30, 2002 AND FOR THE
        PERIOD FROM AUGUST 25, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001


                                                                                     FROM AUGUST 25, 2000
                                                                YEAR ENDED           (DATE OF INCEPTION)
                                                               JUNE 30, 2002          TO JUNE 30, 2001
                                                               -------------         ---------------------
REVENUE
    Contract revenues earned                                    $  2,656,457              $         0
                                                                ------------              -----------


COST AND EXPENSES
    Cost of revenues earned                                        1,469,252                        0
    Gesture recognition technology option                            200,000                  320,000
    Interest expense
       Convertible debenture - beneficial conversion                 233,333                        0
       Other                                                          27,948                        0
    Selling, general and administrative                            1,043,866                  494,855
                                                                ------------              -----------

               TOTAL COST AND EXPENSES                             2,974,399                  814,855
                                                                ------------              -----------

NET (LOSS) BEFORE CORPORATION
    INCOME TAXES                                                    (317,942)                (814,855)

CORPORATION INCOME TAXES                                             424,542                        0
                                                                ------------              -----------
NET (LOSS)                                                      $   (742,484)             $  (814,855)
                                                                ============              ===========


NET (LOSS) PER COMMON SHARES
      Basic and diluted                                         $      (0.01)             $      (.02)
                                                                ============              ===========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING
       Basic and diluted                                          77,965,658               38,257,675
                                                                ============              ===========






            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM AUGUST 25, 2000 (DATE OF INCEPTION) TO JUNE 30, 2002

                                                PREFERRED STOCK                       COMMON STOCK
                                          ---------------------------         -----------------------------
                                           SHARES           AMOUNT              SHARES            AMOUNT
                                          --------        -----------         ----------        -----------
INCEPTION, AUGUST 25, 2000                       0        $         0                  0        $         0

SHARES OF BIOMETRICS
SECURITY, INC
   SHARES ISSUED FOR CASH
   PRIOR TO REVERSE
   ACQUISITION                             500,000                 10            757,675            757,675

REMOVAL OF BIOMETRICS                            0                  0           (757,675)                 0
   SECURITY, INC.  AND RE-
   STATEMENT AS EQUIVALENT
   SECURITY BIOMETRICS, INC
   SHARES RECEIVED IN
   REVERSE ACQUISITION                           0                  0         38,257,675                  0
                                       -----------        -----------        -----------        -----------

AS RESTATED                                500,000                 10         38,257,675
                                                                                                    757,675

EFFECT OF REVERSE ACQUISITION
   WITH SECURITY BIOMETRICS,
   INC., THE LEGAL ACQUIRER, ON
   AUGUST 25, 2000                        (500,000)               (10)       (12,500,000)          (706,917)
                                       -----------        -----------        -----------        -----------

BALANCE, AUGUST 25, 2000, AFTER
   REVERSE ACQUISITION WITH
   SECURITY BIOMETRICS, INC                      0                  0         50,757,675             50,758

COMMON STOCK ISSUED FOR
    ACQUISITION OF NETFACE, LLC                  0                  0         20,000,000             20,000

NET (LOSS) FOR THE PERIOD
   FROM AUGUST 25, 2000 (DATE OF
   INCEPTION) TO JUNE 30, 2001                   0                  0                  0                  0
                                       -----------        -----------        -----------        -----------

BALANCE, JUNE 30, 2001                           0                  0         70,757,675             70,758

ISSUANCE OF COMMON STOCK FOR:
    Cash                                         0                  0          8,168,983              8,169
    Acquisition of Lightec                       0                  0         23,000,000             23,000
    Acquisition of DataDesk                      0                  0         11,624,590             11,624
    WonderNet, Ltd. Agreement                    0                  0          2,500,000              2,500
    Services                                     0                  0          1,550,000              1,550

                              DEFICIT
                            ACCUMULATED                                             ACCUMULATED
 ADDITIONAL                 DURING THE                                                 OTHER
  PAID IN                   DEVELOPMENT                  ACCUMULATED               COMPREHENSIVE
  CAPITAL                      STAGE                       DEFICIT                    (LOSS)                        TOTAL
-----------                 -----------                  -----------               -------------                 -----------
$         0                 $         0                  $         0                 $         0                 $         0

          0                           0                            0                           0                     757,685

          0                           0                            0                           0                           0

          0                           0                            0                           0                           0
-----------                 -----------                  -----------                 -----------                 -----------
          0                           0                            0                           0                     757,685


    662,133                           0                            0                           0                     (44,794)
-----------                 -----------                  -----------                 -----------                 -----------

    662,133                           0                            0                           0                     712,891

    191,363                           0                            0                           0                     211,363


          0                    (814,855)                           0                           0                    (814,855)
-----------                 -----------                  -----------                 -----------                 -----------

    853,496                    (814,855)                           0                           0                     109,399


  1,155,956                           0                            0                           0                   1,164,125
  2,897,000                           0                            0                           0                   2,920,000
  1,848,310                           0                            0                           0                   1,859,934
    185,000                           0                            0                           0                     187,500
    173,550                           0                            0                           0                     175,100

            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
    FOR THE PERIOD FROM AUGUST 25, 2000 (DATE OF INCEPTION) TO JUNE 30, 2002

                                                    PREFERRED STOCK                              COMMON STOCK
                                                ------------------------               ------------------------------
                                                SHARES            AMOUNT               SHARES                  AMOUNT
                                                ------            ------               ------                  ------
INTEREST EXPENSE -
  CONVERTIBLE
      Debentures - beneficial
      conversion feature                              0        $         0                      0            $         0
TRANSFER DEFICIT
   ACCUMULATED DURING
   THE DEVELOPMENT
   STAGE TO ACCUMULATED
   DEFICIT                                            0                  0                      0                      0

ACCUMULATED OTHER
   COMPREHENSIVE (LOSS)
   FOR THE YEAR ENDED
   JUNE 30, 2002                                      0                  0                      0                      0

NET (LOSS) FOR THE YEAR
   ENDED JUNE 30, 2002                                0                  0                      0                      0
                                            -----------        -----------            -----------            -----------

BALANCE, JUNE 30, 2002                                0        $         0            117,601,248            $   117,601
                                            ===========        ===========            ===========            ===========

                          DEFICIT
                        ACCUMULATED                                    ACCUMULATED
   ADDITIONAL           DURING THE                                        OTHER
    PAID IN             DEVELOPMENT            ACCUMULATED            COMPREHENSIVE
    CAPITAL                STAGE                 DEFICIT                 (LOSS)                  TOTAL
--------------         --------------        ---------------         ----------------        -------------
  $   233,333            $         0            $         0             $         0             $   233,333


            0                814,855               (814,855)                      0                       0


            0                      0                      0                  (6,989)                 (6,989)


            0                      0               (742,484)                      0                (742,484)

  -----------            -----------            -----------             -----------             -----------
  $ 7,346,645            $         0            $(1,557,339)            $    (6,989)            $ 5,899,918
  ===========            ===========            ===========             ===========             ===========



            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEAR ENDED JUNE 30, 2002 AND FOR THE
        PERIOD FROM AUGUST 25, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001

                                                                                                      FROM AUGUST 25, 2000
                                                                                YEAR ENDED             (DATE OF INCEPTION)
                                                                               JUNE 30, 2002           TO JUNE  30, 2001
                                                                           --------------------    ----------------------------
CASH FLOWS FORM OPERATING ACTIVITIES:
     Net (loss)                                                            $         (742,484)    $                    (814,855)
     Adjustment to reconcile net (loss) to net cash
         provided (used) by operating activities:
          Depreciation                                                                 20,791                             1,012
          Interest expense-convertible debenture-
              beneficial conversion feature                                           233,333                                 0
          Consulting services                                                         175,100                                 0
     Changes in operating assets and liabilities:                                                                             0
          Accounts receivable                                                         (29,836)                                0
          Other receivables                                                             4,195                            (9,195)
          Prepaid expenses and other assets                                          (188,471)                                0
          Deposits                                                                     (1,111)                           (4,763)
          Accounts payable                                                            622,894                           120,896
          Accrued liabilities                                                         358,288                            25,405
          Corporation income tax payable                                              424,542                                 0
          Billings in excess of costs and estimated
              earnings on uncompleted contracts                                       541,245                                 0
                                                                           ------------------      ----------------------------

                   NET CASH PROVIDED (USED)
                        BY OPERATING ACTIVITIES                                     1,418,486                          (681,500)
                                                                           ------------------      ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                              (50,182)                           (9,347)
     Purchases of trademark                                                                 0                            (6,113)
     Acquisition of subsidiaries                                                   (4,843,001)                          (32,977)
                                                                           ------------------      ----------------------------

                   NET CASH PROVIDED (USED)
                         BY INVESTING ACTIVITIES                                   (4,893,183)                          (48,437)
                                                                           ------------------      ----------------------------


            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  FOR THE YEAR ENDED JUNE 30, 2002 AND FOR THE
        PERIOD FROM AUGUST 25, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001


                                                                                                      FROM AUGUST 25, 2000
                                                                                YEAR ENDED             (DATE OF INCEPTION)
                                                                               JUNE 30, 2002            TO JUNE 30, 2001
                                                                           ------------------     -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                 $        1,164,125     $                     757,685
    Proceeds from convertible debentures                                            1,780,000                                 0
    Payments on capital lease payable                                                  (1,362)                           (1,602)
    Payments on notes payable, equipment                                               (3,948)                                0
    Proceeds from notes payable                                                     1,000,000                                 0
                                                                           ------------------     -----------------------------

        NET CASH FLOW PROVIDED BY
            FINANCING ACTIVITIES                                                    3,938,815                           756,083
                                                                           ------------------     -----------------------------

EFFECT OF EXCHANGE RATE CHANGES ON
   CASH AND CASH EQUIVALENTS                                                           (6,989)                                0
                                                                           ------------------     -----------------------------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                                   457,129                            26,146

CASH AND CASH EQUIVALENTS, AT
    BEGINNING OF PERIOD                                                                26,146                                 0
                                                                           ------------------     -----------------------------

CASH AND CASH EQUIVALENTS, AT
    END OF PERIOD                                                          $          483,275     $                      26,146
                                                                           ==================     =============================
SUPPLEMENTAL DISCLOSURE OF
    CASH FLOW INFORMATION

    CASH PAID DURING THE PERIOD FOR:
         Interest                                                          $           11,711     $                       1,184
                                                                           ==================     =============================

         Taxes                                                             $                0     $                           0
                                                                           ==================     =============================
NON-CASH INVESTING AND
     FINANCING ACTIVITIES

         Purchases of property and equipment
           by capital lease financing                                      $                0     $                      14,605
                                                                           ==================     =============================

ISSUANCE OF COMMON STOCK FOR:
         Acquisition of subsidiaries                                       $        4,779,934     $                           0
                                                                           ==================     =============================
         WonderNet, Ltd.                                                   $          187,500     $                           0
                                                                           ==================     =============================
         Services                                                          $          175,100     $                           0
                                                                           ==================     =============================

            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001



NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND NATURE OF BUSINESS

     Security Biometrics, Inc. and Biometrics Security, Inc.

     Security Biometrics, Inc. (hereinafter referred to as the Company) is a Nevada corporation incorporated on March 12, 1999.

     On August 25, 2000, the Company acquired all of the issued and outstanding stock of Biometrics Security, Inc. (hereinafter referred to as BSI) in exchange for 38,257,675 shares of its common stock. (37,500,000 of these shares were owned by a trust whose beneficiaries were the children of a former officer of the Company).

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

     The statement of operations for the year ended June 30, 2001 includes the following:


                                                              ADMINISTRATIVE        NET
                                               REVENUES           EXPENSES         (LOSS)
                                               ---------      ---------------   -----------
     Security Biometrics, Inc.
        from August 25, 2000
        (date of reverse acquisition)
        to June 30, 2001                       $      0          $  2,944       $   (29,461)

     Biometrics Security, Inc.
        from August 25, 2000
        (date of inception) to
        June 30, 2001                                 0           465,394          (465,394)

     Netface, LLC                                     0           320,000          (320,000)

     Security Biometrics, Inc. is a holding company for subsidiary acquisitions. Biometrics Security, Inc. intends to develop, market under license, and distribute dynamic biometric technologies.

            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001



NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     NETFACE, LLC.

               On June 29, 2001, the Company acquired all of the outstanding membership interest of Netface, LLC. Netface held an option to acquire on exclusive worldwide perpetual, royalty-free license to exploit the Gesture Recognition Technology developed by DSI Datotech Systems, Inc. (hereinafter referred to as Datotech) for video games and internet/television. In the year ended June 30, 2002, Netface abandoned its Datotech option and is now inactive.


     LIGHTEC  COMMUNICATIONS CORP.


                On March 14, 2002, the Company acquired 100% of the outstanding common stock of Lightec Communications Corp. (hereinafter referred to as Lightec). Lightec is a New York corporation incorporated on July 2, 1996. Lightec is a provider of high quality telecommunications design, installation and information technology services.

                A summary of Lightec's operations included in the statement of income from March 14, 2002 to June 30, 2002 is as follows:

                Revenues                                   $    1,469,252

                Costs and Expenses                                404,984

                Net Income Before Taxes                         1,064,268

                Net Income After Taxes                            639,726

     DATADESK TECHNOLOGIES, INC.

                On June 26, 2002, the Company acquired 100% of the outstanding common stock of Datadesk Technologies, Inc. (hereinafter referred to as Datadesk). Datadesk is a state of Washington corporation incorporated on May 20, 1997. Datadesk designs and produces (through subcontractors) advanced digital input devices and appliances. Datadesk's revenues, expenses and net income/loss were immaterial for the period from June 28, 2002 to June 30, 2002.






            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001



NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of Security Biometrics, Inc. and the following wholly owned subsidiaries:


                          Biometrics Security, Inc.
                          Netface, LLC
                          Lightec Communications Corp.
                          Datadesk Technologies, Inc.

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

          REVENUE AND COST RECOGNITION

          LIGHTEC

          Lightec recognizes revenues from fixed-price and modified fixed-price construction contracts on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. That method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

          Revenue from time-and-materials contracts is recognized currently as the work is performed.



            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          LIGHTEC (CONTINUED)

          Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provision, claims change orders and settlements, are accounted for as changes in estimates in the current period.

          The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

          Revenue from claims is recognized when realization is probable and the amount can be reliably estimated. When realization is probable, but the amount cannot be reliably estimated, revenue is recognized to the extent of costs incurred.

          DATADESK

          Product sales - when goods are shipped and title passes to the customer.

          Keyboard development fees - when services are performed.

          Royalties - when the licensee sells the product and reports the sale to the Company.

          ACCOUNTS RECEIVABLE

          Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts, marketing credits and allowance for possible sales returns.

          ALLOWANCE FOR DOUBTFUL ACCOUNTS, MARKETING CREDITS AND ALLOWANCE FOR POSSIBLE SALES RETURNS

          The allowance for accounts receivable is charged to income in amounts sufficient to maintain the allowance at a level management believes is adequate to cover any possible losses, credits or returns.

          INVENTORY

          Datadesk's inventory is stated at the lower of cost (determined on the first-in, first-out method) or market. See Accompanying Notes and Independent Auditors' Report.



            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001



NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

          The Company depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

          Furniture and fixtures                         7-10 Years
          Machinery and equipment                           5 Years
          Computer equipment                                5 Years
          Vehicles                                          5 Years

          ACCOUNTING FOR CONVERTIBLE DEBT SECURITIES

          The Company has issued convertible debt securities with a non-detachable conversion feature that were "in the money" at the date of issue. The Company accounts for such securities in accordance with Emerging Issues Task Force Topic 98-5. The Company has recorded the fair value of the beneficial conversion feature as interest expense and an increase in Paid in Capital in Excess of Par Value of Stock.

          The beneficial interest is computed by subtracting the stock conversion price from the market price of the stock times the number of shares and warrants eligible for conversion.

          INCOME TAXES

          Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.


            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001



NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          NET (LOSS) PER SHARE

          The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted (loss) per share. Basic (loss) per share is computed by dividing net (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effect on net (loss) per share are excluded.

          LONG-LIVED ASSETS

          Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Asset to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. This standard did not have a material effect on the Company's results of operations, cash flows or financial position.

          DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

          The Company estimates that the fair value of all financial instruments as of June 30, 2002 and 2001, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

          FOREIGN CURRENCY TRANSLATION

          The financial statements of the Company are measured using the United States dollar as the functional currency. Assets, liabilities and equity accounts of the Company are translated from foreign currency to United States currency at exchange rates as of the balance sheet date or historical acquisition date, depending on the nature of the account. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity. Foreign currency translations gains in the amount of $1,261 are included in consolidated net (loss).



            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001



NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          SHIPPING AND HANDLING COSTS

          The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

NOTE 2    AMENDMENT OF ARTICLES OF INCORPORATION

          The Articles of Incorporation were amended to increase the number of authorized shares of common stock from 100,000,000 to 300,000,000.

NOTE 3    RECENT ACCOUNTING PRONOUNCEMENTS

          In 2001 and 2002, the FASB issued the following statements:

          FASB 141 - Business combinations
          FASB 142 - Goodwill and other intangible assets
          FASB 143 - Accounting for asset retirement obligation
          FASB 144 - Accounting for the impairment of disposal of long-lived assets
          FASB 145 - Recession of FASB statements, 4, 44 and 64 and amendment of
                     FASB 13
          FASB 146 - Accounting for costs associated with exit or disposal activities

          The Company followed the guidance of FASB 141 and 142 in recording the acquisitions of Lightec and Datadesk. FASB 143-146 did not have a material impact on the Company's financial position and results of operations.

NOTE 4    CASH IN BANK

          The Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insure up to $100,000 for approved deposits in registered financial institutions. The Company had $452,751 of uninsured deposits at June 30, 2002.

NOTE 5    DEVELOPMENT STAGE OPERATIONS

          As of June 30, 2001, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business


            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001



NOTE 5    DEVELOPMENT STAGE OPERATIONS (CONTINUED)

          activity. In addition, planned principal activities had not commenced or have commenced and have not yet produced significant revenue.

          For the year ended June 30, 2002, the Company ceased being a development stage company as it acquired two active companies, Lightec and Datadesk, and these companies provide the Company's main sources of revenue.

NOTE 6    ACCOUNTS RECEIVABLE

                                                                                              2002                       2001
                                                                                       ------------------           -------------
                A summary of accounts receivable is as follows:

                Account Receivable

                  Non-related entities                                                  $          98,213           $           0

                  Related entities                                                                 24,778                       0
                                                                                        -----------------           -------------

                Total                                                                             122,991                       0

                Allowance for doubtful accounts, marketing
                  credits and allowances for sales returns                                         (8,250)                      0
                                                                                        -----------------           -------------

                Net accounts receivable                                                 $         114,741           $           0
                                                                                        =================           =============


NOTE 7    INVENTORY

                                                                                               2002                      2001
                                                                                        -----------------            ------------
                Inventory is comprised of the following:

                  Finished goods                                                        $          36,718           $           0

                  Raw materials                                                                    28,765                       0
                                                                                        -----------------           -------------

                  Total inventory                                                       $          65,483           $           0
                                                                                        =================           =============



            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001



NOTE 8    PREPAID EXPENSES

          Prepaid expenses are being amortized on a straight line basis over a one year period.

NOTE 9    PROPERTY AND EQUIPMENT


                                                                                               2002                      2001
                                                                                        -----------------     -------------------
                Property and equipment and accumulated depreciation
                            consists of:
                Furniture and fixtures                                                  $         101,392      $           14,015
                Machinery and equipment                                                           125,680                       0
                Computer equipment                                                                 87,591                   6,308
                Vehicles                                                                          103,902                       0
                                                                                        -----------------            ------------
                                                                                                  418,565                  20,323

                Less accumulated depreciation                                                     177,015                   1,012
                                                                                        -----------------            ------------

                Total property and equipment                                            $         241,550      $           19,311
                                                                                        =================      ==================

NOTE 10   GOODWILL

          The Company adopted the provisions of FASB 142 for the accounting for goodwill. According to the FASB requirements, goodwill is capitalized and not amortized. Each year, management is required to review goodwill to determine if there has been an impairment loss to recognize on the carrying value of goodwill. Management believes that there has been no impairment loss on goodwill for the year ended June 30, 2002.

          Goodwill is comprised of the following:

          The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed for:

          Lightec                                      $       7,527,653
          Datadesk                                             3,405,645
                                                       -----------------
                                                       $      10,933,298
                                                       =================



            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

NOTE 11   ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

                Costs incurred on
                   uncompleted contracts                    $1,461,365
                Estimated earnings                           1,148,208
                                                            ----------
                                                             2,609,573

                Less:  Billings to date                      3,150,818
                                                            ----------
                Billings in excess of costs
                   and estimated earnings
                   on uncompleted contracts                 $  541,245
                                                            ==========

NOTE 12   GESTURE RECOGNITION TECHNOLOGY OPTION

          On June 28, 2000, Netface, LLC acquired an option to acquire an exclusive worldwide perpetual, royalty-free license to exploit the Gesture Recognition Technology developed by DSI Datotech Systems, Inc. for video games and internet/television. The exercise price of the option is $5,000,000 plus a 20% Class B membership in NetFace, LLC. Netface paid DSI $200,000 of the exercise price. At June 30, 2002, the Company decided to expense the $200,000 option deposit.

NOTE 13   ACQUISITION OF LIGHTEC COMMUNICATIONS CORP.

          On March 14, 2003, Security Biometrics, Inc. acquired 100% of the outstanding common stock of Lightec. The results of Lightec's operations have been included in the consolidated financial statements since that date. Lightec is a provider of high quality telecommunications design, installation and information technology service. As a result of the acquisition, the Company is a leading provider of telecommunication design and information technology services.

          The results of operations are included in the statement of operations for the period of March 14, 2002 to June 30, 2002.

          The aggregated purchase price was $6,280,000, including $3,000,000 of cash, 19,000,000 shares of the Company's common stock valued at $2,280,000 and the issuance of a note payable amounting to $1,000,000. The value of the 19,000,000 common shares issued was determined based on the average market price of the Company's common shares on March 13, 2002. Direct costs of the acquisition have been capitalized and indirect costs have been expensed.




            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001



NOTE 13   ACQUISITION OF LIGHTEC COMMUNICATIONS CORP. (CONTINUED)


          The following table summarizes the estimated fair value of the assets acquired at the date of acquisition:

          Property and equipment                           $146,363
          Prepaid expenses                                   20,000
                                                           --------
          Net assets acquired                              $166,363
                                                           ========

          The amount of goodwill that will be deductible is $7,527,653 (acquisition cost plus direct costs).

          The Company's proforma (unaudited) results of operations as though the business combination with Lightec had been completed at the beginning of the current and prior periods are as follows:


                                                  2002           2001
                                               ----------     ----------
          Revenue                              $4,496,173     $6,486,522
          Costs and expenses                    4,402,992      7,033,147
                                               ----------     ----------
          Net income (loss) after taxes        $   93,181     $ (546,625)
                                               ==========     ==========


NOTE 14   ACQUISITIONS OF DATADESK TECHNOLOGIES, INC.

          The aggregated purchase price was $1,759,935. The Company issued 10,999,590 shares valued at $1,759,935 for the acquisition. The value of the 10,999,590 shares was determined based on the average market price of the Company's common shares at June 28, 2002. Direct costs of the acquisition have been capitalized and indirect costs have been expensed.

          The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition


          Current asset                                   $     3,478
          Property, plant and equipment                        28,686
          Other assets                                          1,500
                                                          -----------
          Total assets acquired                                33,664
          Total liabilities assumed                        (1,841,880)
                                                          -----------
          Net assets acquired                             $(1,808,216)
                                                          ===========

            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


NOTE 14   ACQUISITIONS OF DATADESK TECHNOLOGIES, INC. (CONTINUED)

          The amount of goodwill that will be deductible is $3,405,645 (acquisition costs plus direct cost).

          Proforma results of operations are not presented as the amounts for the period from June 28, 2002 to June 30, 2002 and are not material.

NOTE 15   CAPITAL LEASE PAYABLE

          BSI acquired an office copier on a capital lease with National Leasing Group, Inc. The lease requires monthly payments of approximately $300 for 48 months including interest at 11%. Future minimum payments are as follows:

          June 30, 2003                                  $ 5,230
          June 30, 2004                                    5,230
          June 30, 2005                                    1,181
                                                         -------
          Total minimum lease payments                    11,641
          Less amount representing interest                2,268
                                                         -------

          Present value of minimum lease payment         $ 9,373
                                                         =======

NOTE 16   NOTES PAYABLE

                                                                                                     JUNE 30,
                                                                                         ------------------------------
                                                                                              2002            2001
                                                                                         --------------    ------------
               MARYANNE RICHARD
               On June 13, 2002, the Company issued a note payable to Maryanne
               Richard in the amount of $1,000,000 as part of the consideration for the purchase of Lightec. The note bears interest at 9% and requires $250,000 principal payments on September 30, 2002,
               December 31, 2002, and a final $500,000 payment on March 31,
               2003. The note is secured by deposit accounts, investment
               property, letters of credit rights and letters of credit, rights to payments evidenced by chattel paper, rights to payments for money or funds advanced or sold and all proceeds of any and all of the above. The collateral for this security at June 30, 2002 amounted to $1,707,723. The security is co-equal to in priority to the security granted for the $1,000,000 note payable to
               Synergex Group.

            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

NOTE 16       NOTES PAYABLE (CONTINUED)

                                                                                                    JUNE 30,
                                                                                         ------------------------------
                                                                                              2002            2001
                                                                                         --------------    ------------

               SYNERGEX GROUP PARTNERSHIP
               On June 11, 2002, Synergex Group Partnership loaned the Company
               $1,000,000 to facilitate the acquisition of Lightec. The note bears interest at 9% and requires $250,000 principal payments on September 30, 2002, October 31, 2002, November 30, 2002 and
               December 31, 2002.

               The note is secured by deposit accounts, investment property, letters of credit rights and letters of credit, rights to payments evidenced by chattel paper, rights to payments for money or funds advanced or sold and all proceeds of any and all of the above. The collateral for this security at June 30, 2002 amounted to $1,707,723. The security is co-equal in priority to the security granted for the $1,000,000 note payable to Maryanne
               Richard.


NOTE 17        NOTES PAYABLE, EQUIPMENT


                                                                                                     JUNE 30,
                                                                                         ------------------------------
                                                                                              2002            2001
                                                                                         --------------    ------------
               Payable to General Motors Acceptance Corporation, secured by two
               2001 GMC Savanas with original costs of $46,864; payable for 36 months at $1,316 per month including interest at 4.9%.
                                                                                               $ 28,918    $          0

                Less current portion                                                             23,667               0
                                                                                         --------------    ------------

                Long-term portion                                                        $        5,251    $          0
                                                                                         ==============    ============

                Principal maturities are as follows:

                              December 31, 2001                                          $            0
                              December 31, 2002                                                       0
                              December 31, 2003                                                  23,667
                              December 31, 2004                                                   5,251
                              December 31, 2005                                                       0
                                                                                         --------------
                                                                                         $       28,918
                                                                                         ==============

            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


NOTE 18        CONVERTIBLE DEBENTURE PAYABLE

                                                                                              JUNE 30,
                                                                                    ---------------------------
                                                                                       2002             2001
                                                                                    ----------       ----------
               LIBRICO PROPERTIES, LTD.                                             $  100,000          $  0

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

               EDINBURGH INVESTMENTS LLC
                                                                                     1,680,000             0
               On June 30, 2002, the Company issued a convertible debenture to
               Edinburgh Investments LLC. The debenture is unsecured, matures on
               June 30, 2003 and accrues interest at 10% payable quarterly.
               Edinburgh has the option to convert the debenture into the
               Company's common stock at a conversion price of $.30 per share, subject to anti-dilution adjustments.

                                  Total debentures                                   1,780,000             0

                                   Less current portion                              1,680,000             0
                                                                                    ----------         -----
                                   Long-term portion                                $  100,000         $   0
                                                                                    ==========         =====
               Future maturities on the long-term debt are as follows:

                                                                                    $1,680,000         $   0
                                                                                    ----------         -----
                                   June 30, 2003                                       100,000             0
                                                                                    ----------         -----
                                   June 30, 2012                                    $1,780,000         $   0
                                                                                    ==========         =====




            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


NOTE 19   PREFERRED STOCK

          The Company is authorized to issue preferred stock in such amounts as may be determined by the Board of Directors.

          The designations, voting rights, amounts of preference upon distribution of assets, rates of dividends, premiums of redemption, conversion rights and other variations, if any, of the Preferred Stock, and of each series thereof, shall be such as are fixed by the Board of Directors.

NOTE 20   2000 STOCK OPTION PLAN

          The Company cancelled the 2000 stock option plan and issued the 2002 stock option plan.

NOTE 21   EMPLOYEE STOCK OPTION PLAN

          On April 29, 2002, the Company adopted the 2002 employee stock option plan for the purpose of providing an incentive based form of compensation to the officers, directors, key employees and service providers of the Company.

          The stock subject to the plan and issuable upon exercise of options granted under the plan are shares of the corporation's common stock, $.001 par value, which may be either unissued or treasury shares. The aggregate number of shares of common stock covered by the plan and issuable upon exercise of all options granted shall be 12,000,000 shares, which shares shall be reserved for use upon the exercise of options to be granted from time to time. The exercise price for the shares range from $0.11 to $0.20 per share.

          Vesting terms for the options range from immediate to one year.

          The Company has elected to continue to account for stock-based compensation under APB opinion No. 25, under which no compensation expense has been recognized for stock options granted to participants at fair market value.

          A summary of the option activity for the year ended June 30, 2002, pursuant to the terms of the plan is as follows:








            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


NOTE 21         EMPLOYEE STOCK OPTION PLAN (CONTINUED)

                                                                                          SHARES               WEIGHTED
                                                                                          UNDER                AVERAGE
                                                                                          OPTION            EXERCISE FUND
                                                                                        ----------          -------------
                Options granted on April 29, 2002
                   when plan was initiated                                               6,300,000             $     0.11
                Options exercised                                                                0                   0.00
                Options cancelled and expired                                                    0                   0.00
                                                                                         ---------
                Options outstanding at June 30, 2002                                     6,300,000             $     0.11
                                                                                         =========

                2,950,000 shares are exercisable at June 30, 2002.

          Information regarding stock options outstanding as of June 30, 2002 is as follows:

          Price range                                             $0.11 - $0.20
          Weighted average exercise price                         $0.11
          Weighted average remaining contractual life             10 months

          For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro-forma information follows:

                        Net (loss)
                            As reported                        $   (742,484)
                            Pro-forma                          $   (767,659)

                        (Loss) per share attributable
                           to common stock
                               As reported                     $      (0.01)
                               Pro-forma                       $      (0.01)


NOTE 22  INCOME TAXES


                                                                                                          JUNE 30,
                                                                                              ----------------------------------
                                                                                                  2002                 2001
                                                                                              -------------        -------------
                The components of income tax expense are as follows:
                     U.S. Federal tax - current                                               $     424,542           $        0
                     U.S. Federal tax - deferred                                                          0                    0
                                                                                              -------------        -------------
                                                                                              $     424,542           $        0
                                                                                              =============        =============



            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001



NOTE 22   INCOME TAXES (CONTINUED)

                                                                                                          JUNE 30,
                                                                                            ------------------------------------
                                                                                                 2002                  2001
                                                                                            ---------------        -------------
                Significant components of the Company's deferred tax assets are as follows:

                      Net operating loss carryforward                                       $     1,052,363        $     129,900
                      Less valuation allowance                                                    1,052,363              129,900
                                                                                            ---------------        -------------

                      Net deferred tax assets                                               $             0        $           0
                                                                                            ===============        =============


                A  reconciliation of the valuation allowance is as follows:

                      Balance at beginning of year                                          $       129,900        $      20,900
                      Addition for year                                                             922,463              109,000
                                                                                            ---------------        -------------

                      Balance at end of year                                                $     1,052,363        $     129,900
                                                                                            ===============        =============

NOTE 23   NET OPERATING LOSS CARRYFORWARD

          The Company has the following net operating loss carryforwards:

                                                                                     SECURITY                        DATADESK
                                                            EXPIRATION              BIOMETRICS,                    TECHNOLOGIES,
                               YEAR                            DATE                    INC.                            INC.
                           -------------                    -----------           --------------                ------------------

                           June 30, 1998                     2013                 $            0                $          410,542
                           June 30, 1999                     2019                         10,546                           783,944
                           June 30, 2000                     2020                         51,016                           839,934
                           June 30, 2001                     2021                        804,259                           931,749
                           June 30, 2002                     2022                      1,382,138                         1,801,625
                                                                                  --------------                ------------------

                                                                                  $    2,247,959                $        4,767,794
                                                                                  ==============                ==================

            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


NOTE 24   STOCK WARRANTS

          The company has the following warrants outstanding:

           NUMBER OF                    PRICE                     EXPIRATION
            SHARES                    PER SHARE                      DATE
          ----------                 ------------               --------------
           7,083,333                  $      0.35               June 13, 2005

          The Company has the right to force convert of the warrants if the stock price of the shares exceeds $1.20 for a ninety day period.

NOTE 25   PRIVATE PLACEMENTS OF COMMON STOCK

          The following schedule summarizes the private placements issued by the
          Company:

                                                      SHARES              PRICE PER               TOTAL                WARRANTS
                             DATE                     ISSUED                SHARE                PROCEEDS               ISSUED
                     --------------------          ------------          -------------           --------         ------------------

                     May 16, 2002                     1,000,000          $       0.10         $   100,000                 0

                     June 14, 2002                    7,083,333          $       0.12             850,000            $0.35 per share

                     January 13, 2002                    85,650          $       2.50             214,125                 0

NOTE 26   401(K) PLAN

          On February 1, 2002, Lightec adopted a 401(K) retirement savings plan for its employees. Contributions are determined by the Board of Directors, and the Company did not make any contributions to the plan for the period ended June 30, 2002.

NOTE 27   REAL ESTATE LEASES

          On April 2, 2001, BSI leased its office facilities in Vancouver, British Columbia under a 36 month lease. The lease requires monthly rentals for the first two years of approximately $2,200 and approximately $2,400 for the third year of the lease plus sales taxes and common area costs.

          The lease provides that BSI has a three year option to renew the lease at the prevailing rates at the time the lease is renewed.


            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

NOTE 27   REAL ESTATE LEASES (CONTINUED)

          Future minimum lease payments are as follows:

          June 30, 2003                           $   26,707
          June 30, 2004                               20,953
                                                  ----------
                                                  $   47,660
                                                  ==========

          Lightec rents its facilities on a month-to-month basis.

          Rent expense for the years ended June 30, 2002 and 2001 was $50,911 and $26,917, respectively.

NOTE 28   EMPLOYMENT AND CONSULTING AGREEMENTS

          The Company entered into employment and consulting agreements with six key individuals. The agreements provide for minimum aggregate annual base salaries of $801,000, bonus to specific individuals and stock options for 2,200,000 shares of the company's common stock. The agreements expire in two to three years and some may be renewed. There were no bonuses for the year ended June 30, 2002.

NOTE 29   WONDERNET, LTD. AGREEMENT

          On April 2, 2002, the Company entered into an exclusive distribution and partnership agreement with WonderNet, Ltd. located in Israel, whereby the Company received the distribution rights for WonderNet's Penflow Proprietary Biometric signature authentication software engine.

          The Company issued 2,500,000 of its common shares for the distribution rights. In addition, the Company agreed to pay a royalty of 5% of the gross sales proceeds from the sale of the products and applications.

          The Company agreed to commit $250,000 for the initial funding and development of the distribution territory.

          Within thirty days after the execution of the agreement, the Company was required to prepay $100,000 for future purchases of WonderNet's products. As of the date of this report, the Company has not made the required payment.

          The Company will amortize the acquisition once the property rights are fully developed.



            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

NOTE 30   STOCK EARN OUT AGREEMENT

          On April 3, 2002, the Company entered into a consultant agreement with Ladi Corp. The agreement provides that Ladi Corp. will receive 250,000 shares of common stock if the Company's common stock closes at an average ask price of $.50 per share for a period of five consecutive days and an additional 250,000 shares of common stock if the Company's common stock closes at an average price of $1.00 per share for a period of five consecutive days.

NOTE 31   LICENSING AGREEMENT WITH NORTHSTAR SYSTEMS, INC.

          Datadesk entered into an exclusive technology license agreement with Northstar Systems, Inc. (hereinafter referred to as Northstar), in which Datadesk granted to Northstar the exclusive and world-wide license to use, reproduce, manufacture and sell the Company's "Thumb Pad" keyboard and similar keyboard products.

          The Company receives royalties on each product sold based upon the sale price and manufacturing margins on the products.

NOTE 32   BUSINESS SEGMENTS

          FASB Statement No. 131 "Disclosure about Segments of an Enterprise and Related Information," requires companies to provide certain information about their operating segments. The Company has three reportable segments: Biometric Technologies, Lightec and DataDesk.

          Summarized financial information concerning the Company's reportable segments is shown on the following table:


                                      BIOMETRIC
                                     TECHNOLOGY              LIGHTEC             DATADESK                TOTAL
                                    ------------          -------------         ------------          ------------
2002
----
Net sales to external
  Customers                        $          0           $  2,656,457          $          0          $  2,656,457
Operating earnings (loss)            (1,382,210)               639,726                     0              (742,484)
Total assets                         11,619,672                457,724               188,703            12,226,099
Depreciation and
  amortization                            6,235                 14,556                     0                20,791
Capital expenditures                     50,182                      0                     0                50,182

            See Accompanying Notes and Independent Auditors' Report.

                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

NOTE 32   BUSINESS SEGMENTS (CONTINUED)

2001
Net sales to external
  Customers                        $       0           $       0          $       0          $       0
Operating earnings (loss)           (815,855)                  0                  0           (814,855)
Total assets                         268,703                   0                  0            268,703
Depreciation and
   amortization                        1,012                   0                  0              1,012
Capital expenditures                   9,347                   0                  0              9,347


NOTE 33 ECONOMIC DEPENDENCY

          The sales and purchases listed below are for the period of March 14, 2002 to June 30, 2002 for Lightec Communications, Corp. only:

          SALES

          Sales to major customers were as follows:

                        Customer A                          99%

          PURCHASES

          Purchase from major suppliers and subcontractors were as follows:

              Supplier or subcontractor A                         33%
              Supplier or subcontractor B                         15%
              Supplier or subcontractor C                         26%

NOTE 34   RELATED PARTY TRANSACTIONS

          The Company purchased $40,000 of furniture and fixtures from two corporation officers.


            See Accompanying Notes and Independent Auditors' Report.