Form 10QSB
period 2002-09-30
SECURITY BIOMETRICS INC
filed 2002-11-14
CIK 1101046

Form 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

     (Mark  One)
(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)
        OF  THE  SECURTIES  EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  September  30,  2002
                                    --------------------

(  )    TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)
        OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from  _______________  to  ________________

         COMMISSION FILE NUMBER                  0-30711
                                            -----------------

                            SECURITY BIOMETRICS, INC.
  ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Nevada                                       88-0209119
     --------                          -----------------------------------
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

                               Yes          No  X
                                  ----         ---

Indicate  the  number  of  shares outstanding of each of the issuer's classes of common  stock  as  of  November  5,  2002

Common  Stock,  no  par  value                    119,489,431
------------------------------                    -----------
             Class                              Number  of  shares

                            SECURITY BIOMETRICS, INC.
                                      INDEX
                                      -----

PART  I



Item  1
Financial Information                               Page No.
--------------------------------------------------  --------

Consolidated Balance Sheet September 30, 2002. . .       3-4

Consolidated Statement of Comprehensive Income
 (Loss) for the three month periods ended
 September 30, 2002 & 2001 . . . . . . . . . . . .         5

Consolidated Statements of Operations for the
  three months ended September 30, 2002 & 2001 . .         6

Consolidated Statement of Shareholders' Equity
  for the three months ended September 30, 2002. .         7

Consolidated Statement of Cash Flows for the
  three months ended September 30, 2002 & 2001 . .       8-9

Notes to Consolidated Financial Statements for the
  three month period ended September 30, 2002. . .     10-18

Item 2
Management Discussion and Analysis of Results of
  Operations and Financial Condition . . . . . . .     19-22

Signatures . . . . . . . . . . . . . . . . . . . .     23-24


SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS

CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2002
CURRENT ASSET
  Cash . . . . . . . . . . . . . . . . . .  $    31,788
  Accounts receivable. . . . . . . . . . .      185,998
  Costs and estimated earnings in excess
     of billings on uncompleted contracts.       31,537
  Inventory. . . . . . . . . . . . . . . .       67,261
  Prepaid expenses . . . . . . . . . . . .      172,922
                                             -----------
                                                489,506
                                             -----------


PROPERTY AND EQUIPMENT,
NET OF ACCUMULATED
DEPRECIATION . . . . . . . . . . . . . . .      228,940
                                             -----------




OTHER ASSETS
  Goodwill . . . . . . . . . . . . . . . .   10,933,298
  Investment in WonderNet, Ltd.. . . . . .      187,500
  Deposits . . . . . . . . . . . . . . . .        5,874
                                             -----------
TOTAL OTHER ASSETS . . . . . . . . . . . .   11,126,672
                                             -----------
                                            $11,845,118
                                             ===========


SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS

CONSOLIDATED BALANCE SHEET (UNAUDITED) (CONTINUED)
SEPTEMBER 30, 2002




CURRENT LIABILITIES
  Bank overdraft . . . . . . . . . . . . . . . . .  $    70,983
  Accounts payable - non-related parties . . . . .      617,473
  Accounts payable - related parties . . . . . . .      546,148
  Accrued liabilities. . . . . . . . . . . . . . .      344,697
  Corporate income taxes pay.. . . . . . . . . . .      429,471
  Capital lease payable-current portion. . . . . .        5,230
  Notes payable, current portion . . . . . . . . .    2,000,000
  Convertible debentures-current portion . . . . .    1,680,000
  Equipment loan, current portion. . . . . . . . .       15,774
                                                    ------------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . .    5,709,776
                                                    ------------



LONG-TERM LIABILITIES
  Capital lease - long term portion. . . . . . . .        4,794
  Equipment loan - long term portion . . . . . . .        9,201
  Convertible debenture - long term portion. . . .      100,000
                                                    ------------
TOTAL LONG-TERM LIABILITIES. . . . . . . . . . . .      113,995
                                                    ------------




STOCKHOLDERS' EQUITY
COMMON STOCK
  Authorized - 300,000,000 shares
    $0.001 par value
  Issued and outstanding 119,489,416 shares. . . .      119,489
  Additional paid in capital . . . . . . . . . . .    7,651,168
  Accumulated other comprehensive (loss) . . . . .       (6,169)
  ACCUMULATED DEFICIT. . . . . . . . . . . . . . .   (1,743,141)
                                                    ------------
TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . .    6,021,347
                                                    ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY . . . . . . . . . . . . . .  $11,845,118
                                                    ============

See  Accompanying  Notes


SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME  (LOSS)  (UNAUDITED)



                                                QUARTER         QUARTER
                                                 ENDED           ENDED
                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                 2002            2001
                                              --------------  -------------
NET (LOSS). . . . . . . . . . . . . . . . . .  $(185,802)     $(134,873)
  OTHER COMPREHENSIVE INCOME (LOSS)
     Foreign currency translation adjustment.        820         (3,859)
                                               ----------     ----------
NET COMPRENSIVE (LOSS). . . . . . . . . . . .  $(184,982)     $(138,732)
                                               ==========     ==========





See  Accompanying  Notes

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  STATEMENT  OF  OPERATIONS  (UNAUDITED)





                                          QUARTER        QUARTER
                                           ENDED          ENDED
                                       SEPTEMBER 30,  SEPTEMBER 30,
                                           2002           2001
                                        -------------  -------------
REVENUE
  Contract revenues earned. . . . . .  $    667,534   $         -
  Penflow revenues. . . . . . . . . .        10,000             -
  Datadesk sales. . . . . . . . . . .       102,751             -
  Datadesk royalties. . . . . . . . .        45,150             -
                                       -------------  ------------
TOTAL REVENUE . . . . . . . . . . . .       825,435             -
                                       -------------  ------------



COSTS AND EXPENSES
  Cost of revenues earned . . . . . .       200,962             -
  Cost of sales . . . . . . . . . . .        28,024             -
  Selling general and administrative.       686,734       134,873
                                       -------------  ------------
TOTAL COSTS AND EXPENSES. . . . . . .       915,720       134,873
                                       -------------  ------------


NET OPERATING (LOSS). . . . . . . . .  $    (91,285)  $  (134,873)
  Interest Expense                          (95,517)
                                       -------------  ------------
NET INCOME (LOSS) . . . . . . . . . .      (185,802)     (134,873)
                                       =============  ============

NET (LOSS) PER COMMON SHARE
     Basic and diluted. . . . . . . .  $      (0.00)  $     (0.00)
                                       =============  ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
     Basic and diluted. . . . . . . .   118,853,383    70,935,207
                                       =============  ============




See  Accompanying  Notes

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY(UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002


                                                                  ACCUMULATED
                                                                     OTHER
                                     COMMON  STOCK     ADDITIONAL   COMPRE-
                                     -------------      PAID IN     HENSIVE  ACCUMULATED
                                  SHARES      AMOUNT    CAPITAL     DEFICT     DEFICIT        TOTAL
                                -----------  --------  ----------  --------  ------------  -----------
BALANCE, JUNE 30, 2002 . . . .  117,601,248  $117,601  $7,346,645  $(6,989)  $(1,557,339)  $5,899,918

ISSUANCE OF COMMON STOCK FOR:
  Cash . . . . . . . . . . . .      868,168       868     202,743        -             -      203,611
  Services . . . . . . . . . .    1,020,000     1,020     101,780        -             -      102,800

ACCUMULATED OTHER COMPRE-
 HENSIVE (LOSS) FOR THE THREE
 MONTH PERIOD ENDED SEPTEMBER
 30, 2002                                 -         -           -      820             -          820

NET (LOSS) FOR THE THREE MONTH
 PERIOD ENDED SEPTEMBER 30,
 2002                                     -         -           -        -      (185,802)    (185,802)

                                -----------  --------  ----------  --------  ------------  -----------
BALANCE, SEPTEMBER 30, 2002. .  119,489,416  $119,489  $7,651,168  $(6,169)  $(1,743,141)  $6,021,347
                                ===========  ========  ==========  ========  ============  ===========

See  Accompanying  Notes


SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  STATEMENT  OF  CASH  FLOW


                                                             QUARTER       QUARTER
                                                              ENDED         ENDED
                                                           SEPTEMBER 30, SEPTEMBER 30,
                                                                2002        2001
                                                           ------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss). . . . . . . . . . . . . . . . . . . . . . . .  $(185,802)  $(134,873)
  Adjustment to reconcile net (loss) to net cash provided
   (used) by operating activities
      Depreciation. . . . . . . . . . . . . . . . . . . . .     17,830         671
      Consulting services . . . . . . . . . . . . . . . . .    102,800
  Changes in operating assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . . .    (71,258)      5,211
      Inventory . . . . . . . . . . . . . . . . . . . . . .     (1,779)          -
      Prepaid expenses and other assets . . . . . . . . . .     16,455         226
      Deposits. . . . . . . . . . . . . . . . . . . . . . .          -         551
      Accrued liabilities . . . . . . . . . . . . . . . . .    (38,993)    (12,950)
      Accounts payable. . . . . . . . . . . . . . . . . . .   (250,812)    (41,646)
      Corporation income taxes payable. . . . . . . . . . .      4,929           -
      Costs and estimated profits in excess of billings on
        uncompleted contracts . . . . . . . . . . . . . . .    (31,537)          -
      Billings in excess of costs and estimated earnings
       on uncompleted contracts . . . . . . . . . . . . . .   (541,245)          -
                                                             ----------  ----------

          NET CASH PROVIDED (USED) BY
          OPERATING  ACTIVITIES . . . . . . . . . . . . . .   (979,412)   (182,810)
                                                             ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property & equipment. . . . . . . . . . . . .     (5,220)     (1,838)
                                                             ----------  ----------

          NET CASH PROVIDED (USED)BY
          INVESTING ACTIVITIES. . . . . . . . . . . . . . .     (5,220)     (1,838)
                                                             ----------  ----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Bank overdraft. . . . . . . . . . . . . . . . . . . . . .     70,983
  Proceeds from issuance of common stock. . . . . . . . . .    203,611     189,125
  Payments on capital lease . . . . . . . . . . . . . . . .       (457)     (1,058)
  Payments of equipment note. . . . . . . . . . . . . . . .     (5,103)          -
  Increase in due to related parties. . . . . . . . . . . .    263,291           -

                                                             ----------  ----------
  NET CASH PROVIDED BY FINANCING
   ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . .    532,325     188,067
                                                             ----------  ----------

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  STATEMENT  OF  CASH  FLOW


                                             QUARTER       QUARTER
                                              ENDED         ENDED
                                           SEPTEMBER 30, SEPTEMBER 30,
                                              2002          2001
                                           ------------- -------------
EFFECT ON EXCHANGE RATE CHANGES ON CASH
     AND CASH EQUIVALENTS . . . . . . . . .  $     820   $(3,859)
                                             ----------  --------

NET INCREASE (DECREASE)  IN CASH AND CASH
     EQUIVALENTS. . . . . . . . . . . . . .   (451,487)     (440)

CASH AND CASH EQUIVALENTS, AT BEGINNING
     OF PERIOD. . . . . . . . . . . . . . .    483,275    26,146
                                             ----------  --------

CASH AND CASH EQUIVALENTS, AT END OF
     PERIOD . . . . . . . . . . . . . . . .  $  31,788   $25,706
                                             ==========  ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION

CASH PAID DURING PERIOD FOR:
      Interest. . . . . . . . . . . . . . .  $  95,517   $     -
                                             ==========  ========

      Taxes . . . . . . . . . . . . . . . .  $       -   $     -
                                             ==========  ========

NON-CASH INVESTING AND FINANCIAL ACTIVITIES  $       -   $     -
                                             ==========  ========

ISSUANCE OF COMMON STOCK FOR:
       Services . . . . . . . . . . . . . .  $ 102,800   $     -
                                             ==========  ========

See  Accompanying  Notes

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2002

NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

ORGANIZATION  AND  NATURE  OF  BUSINESS
---------------------------------------

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

BASIS  OF  PRESENTATION

The unaudited financial statements of Security Biometrics, Inc. (The Company) as of September 2002 and 2001 and for the three months ended September 30, 2002 and 2001 have been prepared in accordance with accounting Principles generally accepted in the United States for interim reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and notes thereto included in the company's form 10-KSB for the year ended June 30, 2002. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

GOING  CONCERN

The Company experienced significant operating losses since inception. In addition, the Company has a working capital deficit amounting to $5.2 million. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 16, management has developed an operating plan which they believe will generate sufficient cash to meet its obligations in the normal course of business.

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of Security Biometrics, Inc. and the following wholly owned subsidiaries:


     Biometrics  Security,  Inc.
     Lightec  Communications  Corp.
     Datadesk  Technologies,  Inc.

     All material inter-company accounts and transactions have been eliminated.

------
SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2002


NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)


CASH  AND  CASH  EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

ACCOUNTING  ESTIMATES
---------------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.



REVENUE  AND  COST  RECOGNITION
-------------------------------

LIGHTEC
-------

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

DATADESK
--------

Product  sales  -  when  goods  are  shipped  and  title passes to the customer.

Keyboard  development  fees  -  when  services  are  performed.

Royalties - when the licensee sells the product and reports the sale to the Company.

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2002

NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

ACCOUNTS  RECEIVABLE
--------------------

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts, marketing credits and allowance for possible sales returns.

ALLOWANCE  FOR  DOUBTFUL  ACCOUNTS, MARKETING CREDITS AND ALLOWANCE FOR POSSIBLE
--------------------------------------------------------------------------------
SALES  RETURNS
--------------

The allowance for doubtful accounts is charged to income in amounts sufficient to maintain the allowance at a level management believes is adequate to cover any possible losses, credits or returns.

INVENTORY
---------

Datadesk's inventory is stated at the lower of cost (determined on the first-in, first-out method) or market.

PROPERTY  AND  EQUIPMENT
------------------------

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

ACCOUNTING  FOR  CONVERTIBLE  DEBT  SECURITIES
----------------------------------------------

The Company has issued convertible debt securities with a non-detachable conversion feature that were "in the money" at the date of issue. The Company accounts for such securities in accordance with Emerging Issues Task Force Topic 98-5. The Company has recorded the fair value of the beneficial conversion feature as interest expense and an increase in Additional Paid-In Capital

The beneficial interest is computed by subtracting the stock conversion price from the market price of the stock times the number of shares and warrants eligible for conversion.

INCOME  TAXES
-------------

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

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2002

NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)


NET  (LOSS)  PER  SHARE
-----------------------

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

LONG-LIVED  ASSETS
------------------

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

DISCLOSURE  ABOUT  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
----------------------------------------------------------

The Company estimates that the fair value of all financial instruments as of September 30, 2002, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

FOREIGN  CURRENCY  TRANSLATION
------------------------------

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

SHIPPING  AND  HANDLING  COSTS
------------------------------

The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

NOTE  2     CASH  IN  BANK

     The Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insure up to $100,000 for approved deposits in registered financial institutions. The Company had no uninsured deposits at September 30, 2002.

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2002

NOTE  3     ACCOUNTS  RECEIVABLE


A summary of accounts receivable is as follows:


Account Receivable . . . . . . . . . . . . . . . . . . .  $194,248
Less allowance for doubtful accounts, sales returns, and
  advertising incentives . . . . . . . . . . . . . . . .    (8,250)
                                                          ---------
Total inventory. . . . . . . . . . . . . . . . . . . . .  $185,998
                                                          =========







NOTE  4   INVENTORY

Inventory  is  comprised  of  the  following:

   Finished goods . . . . . . . . . . .  $49,119
   Raw materials. . . . . . . . . . . .   22,142
                                         --------
                                          71,261
   Allowance for inventory obsolescence   (4,000)
                                         --------
Total inventory . . . . . . . . . . . .  $67,261
                                         ========


NOTE  5     PREPAID  EXPENSES

Prepaid expenses are being amortized on a straight line basis over a one year period.


NOTE  6     PROPERTY  AND  EQUIPMENT

Property  and  equipment  and  accumulated  depreciation  consists  of:

   Furniture and fixtures. . . .  $ 97,789
   Machinery and equipment . . .   125,680
   Computer equipment. . . . . .    96,414
   Vehicles. . . . . . . . . . .   103,902
                                  --------
                                   423,785
   Less accumulated depreciation   194,845
                                  --------
Total Property & Equipment . . .  $228,940
                                  ========

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2002

NOTE  7      GOODWILL

The Company adopted the provisions of FASB 142 for the accounting for goodwill. According to the FASB requirements, goodwill is capitalized and not amortized. Each year, management is required to review goodwill to determine if there has been an impairment loss to recognize on the carrying value of goodwill. Management believes that there has been no impairment loss on goodwill for the three months ended September 30, 2002

Goodwill  is  comprised  of  the  following:

The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed for:

                                                     Lightec     $     7,527,653
                                                     Datadesk          3,405,645
                                                                       ---------
                                                                 $    10,933,298
                                                                 ===============


NOTE  8       ESTIMATED  EARNINGS  ON  UNCOMPLETED  CONTRACTS


Costs incurred on uncompleted contracts. . . . . . .  $23,653
Estimated earnings . . . . . . . . . . . . . . . . .    7,884
                                                      -------
                                                       31,537
Less: Billings to date . . . . . . . . . . . . . . .        -
                                                      -------
Costs in excess of billings on uncompleted contracts  $31,537
                                                      =======


NOTE  9     CAPITAL  LEASE  PAYABLE

BSI acquired an office copier on a capital lease with National Leasing Group, Inc. The lease requires monthly payments of approximately $300 for 48 months including interest at 11%. Future minimum payments are as follows:

                                  September  30,  2003      $     5,230
                                  September  30,  2004            4,794
                                                                 ------
            Total  minimum  lease  payments                      10,024
            Less  amount  representing  interest                  1,634
                                                                  -----
            Present  value  of  minimum  lease  payment     $     8,390
                                                            ===========

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2002

NOTE  10     NOTES  PAYABLE




                                                                              SEPTEMBER 30,
                                                                              --------------
                                                                                    2002
                                                                              --------------
MARYANNE RICHARD                                                              $    1,000,000
On June 13, 2002, the Company issued a note payable to Maryanne
Richard in the amount of $1,000,000 as part of the consideration for the purchase of Lightec. The note bears interest at 9% and requires
250,000 principal payments on December 31, 2002, March 31, 2003 and a final $500,000 payment on June 30, 2003.  The note is secured by deposit accounts, investment property, letters of credit rights and letters of credit, rights to payments evidenced by chattel paper, rights to payments for money or funds advanced or sold and all proceeds of any and all of the above.  The collateral for this security at September 30,
2002 amounted to $1,525,255.  The security is co-equal to in priority to the security granted for the $1,000,000 note payable to Synergex
Group. Consideration of 8,000,000 share purchase warrants which gives the rights to the holder to acquire one share of common stock at a price of $0.125 for a period of two years was given to extend the repayment terms by three months to commence on December 31, 2002
The granting of share purchase warrants is subject to Lightec obtaining funding on the Bridgeport contract.

SYNERGEX GROUP PARTNERSHIP

On June 11, 2002, Synergex Group Partnership loaned the Company                1,000,000
1,000,000 to facilitate the acquisition of Lightec. The note bears interest at 9% and requires $250,000 principal payments on, December
31, 2002, January 31, 2003, February 28, 2003 and March 31, 2003.
The note is secured by deposit accounts, investment property, letters of credit rights and letters of credit, rights to payments evidenced by chattel paper, rights to payments for money or funds advanced or sold and all proceeds of any and all of the above.  The collateral for this security at September 30, 2002 amounted to $1,525,255.  The security is co-equal in priority to the security granted for the $1,000,000 note payable to Mary Anne Richard. Consideration of 8,000,000 share purchase warrants which gives the rights to the holder to acquire one share of common stock at a price of $0.125 for a period of two years was given to extend the repayment terms by three months to commence on December 31, 2002 The granting of share purchase warrants is subject to Lightec obtaining funding on the Bridgeport contract.
                                                                              --------------
                                                                              $    2,000,000
                                                                              ==============

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2002

NOTE  11     NOTES  PAYABLE,  EQUIPMENT


Payable to General Motors Acceptance Corporation, secured
 by two 2001 GMC Savanas with original costs of $46,864;
 payable for 36 months at $1,316 per month including interest at 4.9% . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $24,975
Less current portion . . . . . . . . . . . . . . . . . . . . . . . .   15,774
                                                                      -------
Long-term portion. . . . . . . . . . . . . . . . . . . . . . . . . .    9,201
                                                                      =======

   Principal  maturities  are  as  follows:
             September  30,  2003                             $15,774
             September  30,  2004                               9,201
                                                                -----
                                                              $24,975
                                                              =======


NOTE  12     CONVERTIBLE  DEBENTURE  PAYABLE




LIBRICO PROPERTIES, LTD.
                                                                   $  100,000
On November 8, 2001, the Company issued a convertible
debenture to Librico Properties, Ltd. for a minimum of
100,000 to a maximum of $1,000,000.

The debenture is unsecured, bears interest at 12% and matures on November 2, 2011.

Librico Properties, Ltd. has the option, in whole or in part, to convert the debenture into the Company's common stock at a conversion price of $0.33 per share, subject to anti-dilution adjustments.

EDINBURGH INVESTMENTS LLC
                                                                    1,680,000
On June 30, 2002, the Company issued a convertible
debenture to Edinburgh Investments LLC.  The debenture is
unsecured, matures on June 30, 2003 and accrues interest at
10% payable quarterly.  Edinburgh has the option to convert
the debenture into the Company's common stock at a
conversion price of $.30 per share, subject to anti-dilution adjustments.

                                                                   ----------
                                                                    1,780,000
                Less current portion. . . . . . . . . . . . . . .   1,680,000
                                                                   ----------
                Long-term portion . . . . . . . . . . . . . . . .  $  100,000
                                                                   ==========

Future maturities on the long-term debt are as follows:
                    September 30, 2003. . . . . . . . . . . . . .  $1,680,000
                    June 30, 2012 . . . . . . . . . . . . . . . .     100,000
                                                                   ----------
                                                                   $1,780,000
                                                                   ==========

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2002

NOTE  13  STOCK  WARRANTS

The  company  has  the  following  warrants  outstanding:
        NUMBER  OF          PRICE               EXPIRATION
          SHARES          PER  SHARE               DATE
          ------          ----------               ----

        7,083,333         $     0.35         June  13,  2005

The Company has the right to force convert of the warrants if the stock price of the shares exceeds $1.20 for a ninety day period.

The Company is in the process of issuing additional warrants in consideration for extension agreements on the Notes Payable for 16,000,000 shares at $0.125 per  share  for  a  period  of  one  year.  (see  Note  10)

NOTE  14  SHARE  SUBSCRIPTIONS

The following schedule summarized the features and status of the current private placement offering

Total offering. . . . . . . . . . . . . . . . . . . . . . .  1,000,000 shares at $0.15 per share ($150,000)

Private placement unit. . . . . . . . . . . . . . . . . . .  Each unit consists of 10,000 shares and 5,000 share purchase warrants entitling the holder to purchase an
                                                             additional 5,000 shares at $0.15 for a period of 6 months
                                                             after the private placement closes.

Status as of September 30, 2002 . . . . . . . . . . . . . .  11.5 units sold raising $114,561 funds less $6,500 finders fees.



NOTE  15     BUSINESS  SEGMENTS

FASB Statement No. 131 "Disclosure about Segments of an Enterprise and Related Information," requires companies to provide certain information about their operating segments. The Company has three reportable segments: Biometric Technologies, Lightec and DataDesk.

Summarized financial information concerning the Company's reportable segments is shown on the following table:


                                    BIOMETRIC
                                    TECHNOLOGY    LIGHTEC    DATADESK   TOTAL
                                  ------------  ---------  ---------  -----------
Net sales to external companies.  $    10,000     667,534   147,901      825,435
Operating earnings (loss). . . .     (335,096)    323,922   (79,111)     (90.285)
Total assets . . . . . . . . . .   10,120,305   1,525,525   199,288   11,845,118
Depreciation and amortization. .        1,920      12,627     3,283       17,830
Capital expenditures . . . . . .          661       1,962     2,597        5,220

NOTE  16     MANAGEMENTS  PLANS

Of the $5,220,270 working capital deficit, approximately $2,546,148 is owed to related parties. The Company plans restructure its financial position through continued Lightec Communication sales to its existing and new customers; sublicensing of Penflow technology to vertical software integrators; and through the development and sale of proprietary technology of the Datadesk division. The Company also plans to raise additional capital by way of debt, equity and shareholder loans.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

Critical  Accounting  Policies
------------------------------

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors and Audit Committee, we have identified two accounting policies that we believe are key to an understanding of our financial statements. These are important accounting policies that require management's most difficult, subjective judgments.

The first critical accounting policy relates to revenue recognition. We recognize revenue form product sales upon shipment to the customer. License revenues are recognized when earned, in accordance with contractual provisions. Royalty revenues are recognized upon shipment of products incorporating the related technology by the original equipment manufacturers (OEMs) and foundries.

The second critical accounting policy relates to intangible assets. Our intangible assets consist primarily of goodwill. In accordance with SFAS 142, "Goodwill and Other Intangible Assets," only intangible assets with definite lives are amortized. Non-amortized intangible assets are instead subject to annual impairment testing.

History
-------

When used in this Form 10-QSB, the words "anticipated", "estimate", "expect", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that we will fail to generate planned revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

The following discussion and analysis of financial conditions and results of operation should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-QSB.

Security Biometrics, Inc. was incorporated as Great Bear Resources, Inc. in the State of Nevada on March 12, 1999 and we changed our name to Great Bear Investments, Inc. on May 25, 1999. On August 11, 2000, we changed our name to Security Biometrics, Inc. We were a development state company whose objective was to develop, market under license and distribute dynamic biometric technologies specific to the security applications of banking and financial transactions, including dynamic gesture recognition technology, dynamic signature verification and voice recognition.

On August 22, 2000, we entered into an option agreement with DSI Datotech of Vancouver, Canada. The exercise price of the option was $8,000,000, of which we paid $320,000. On June 29, 2001, we acquired all of the outstanding membership interests of NetFace, LLC, a Connecticut limited liability company, in exchange for 20,000,000 share of our common stock. NetFace holds an option to acquire an exclusive worldwide, perpetual, royalty-free license to exploit DSI's gesture recognition technology for video games and Internet/television. The exercise price of the option is $5,000,000 plus a 20% Class B Membership of NetFace. During the year ended June 30, 2002, it was decided to abandon our interests in DSI's technology.

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

On June 28,2002 we entered into an agreement to acquire the issued and outstanding shares of Datadesk Technologies, Inc. of Seattle, Washington. Datadesk is in the business of designing, manufacturing, and selling desktop solutions, educational computing systems, and handheld and wireless devises. Datadesk was established in 1997 and provides high quality key boards, peripheral devises, and educational systems. On June 28,2000, we closed the agreement to acquire Lightec by issuing 10,999,951 shares of common stock and by lending $1,260,200 cash to Datadesk.

 Until the acquisition of Lightec, we were a development stage company. As of March 14, 2002, with the acquisition of Lightec we have become an operating company. During the three months ended September 30, 2002 ("YTD2003"), our net loss was $186,000 as compared to a $129,000 loss incurred during the three month period ended September 30, 2001 ("YTD2002"), as explained in the results of operations.

RESULTS  OF  OPERATIONS  YTD2003  AS  COMPARED  TO  YTD2002

During the YTD2003 we have incorporated the financial results of Lightec and Datadesk. Comparative numbers do not reflect the results of these companies. The following schedule highlight and provides explanations to the significant changes incurred during the year:

                          Increase
                         (decrease)
Income Statement         during the
Item                        Year      Explanation
----------------------  -----------   -------------------------------------
Contract revenues. . .  $   668,000   Billings made in excess of costs And
earned                                Expected profits totaling $541,000
                                      were realized during YTD2003.
Pen flow sales . . . .       10,000   Represents revenues from sale of
                                      Penflow products
Datadesk sales and . .      148,000   Represent revenues by Datadesk
royalties
Cost of revenues . . .      201,000   Direct expenses incurred earning
earned                                Lightec revenues
Cost of sales. . . . .       28,000   Represent direct costs of
                                      Datadesk sales
Interest expense . . .       96,000   Increase is due to $3.8 million
                                      in loans outstanding
Selling, general &
administrative as
follows:
- Communication Costs.       43,000   Increase is due to costs of 3
                                      offices versus 1 during prior
                                      year

- Employee costs . . .      197,000   Lightec and Datadesk operations
- Investor relations .       25,000   Increased investor relation activities
- Marketing. . . . . .       33,000   Marketing costs of biometric and
                                      Datadesk products
- Office . . . . . . .       35,000   Increase office expenses due to
                                      costs of keeping 3 offices supplied
- Consulting . . . . .      150,000   Increase due to effect of hiring
                                      COO, CFO and VPs.
- Regulatory Costs . .        8,000   Due to costs of Edgar filings.
- Research & . . . . .       46,000   Increase is due to Datadesk R & D
   Development                        work
- Premise costs. . . .       30,000   Increase is having 3 offices
- Legal. . . . . . . .      (30,000)  Reduced costs due to reduced going
                                      public costs
Other expenses . . . .       15,000
Increased Selling, . .      552,000
general &
administration
expenses
Increase (decrease). .      (51,000)
in loss in quarter
ended September 30th
2002 over 2001

         At  September  30,  2002,  shareholder  equity  totaled  $6,021,347

LIQUIDITY  AND  CAPITAL  RESOURCES

During the YTD2003 as compared to YTD2002, our cash flow provided from operations decreased by almost $822,000 to $979,000 at September 30, 2002 from a negative $157,000 as at September 30, 2001. This decrease was due to reduced accounts payable of $251,000, increased costs and estimated earnings in excess of billings on uncompleted contracts and reduced billings in excess of costs and estimated earning of $541,000.

Over 75% of the revenues generated by Lightec in prior years was from one major contract. In the current year, delays in funding by Lightec's major customer has resulted in a marked slow down in revenue generation by Lightec. It is anticipated that the major customer will get its legislated funding during the current quarter, or at the latest the following quarter.

At September 30, 2002, we had negative working capital of approximately $5,200,000. We will require additional financing over the next twelve months to fund our operations and satisfy our debt service obligations. We financed the acquisitions of Lightec and Datadesk, in part, though the sale of our debt securities. We are obligated to repay $2,000,000 in loans to finance the Lightec acquisition. Because of delays in funding by Lightec's major customer, we have worked with the financiers and have delayed repayment for an additional 3 month period to a six month period commencing December 31, 2002. The payment of the 10% convertible debentures in the principal amount of $1,680,000 we issued in connection with the acquisition of Datadesk is due in June 2003. Payments of the notes issued in connection with the Lightec acquisition are secured by the assets of Lightec. If we are unable to generate substantial cash flows from the operations of Lightec and Datadesk, and obtain additional financing, or restructure the indebtedness relating to the acquisitions, our ability to continue the operation of these acquired businesses and expand our other biometric security activities may be severely impaired.

FORWARD  LOOKING  STATEMENTS
----------------------------

The forgoing Management's Discussion and Analysis contain forward -looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words believe, expect, anticipate, intends, forecast, project, and similar expression identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The factors that could cause actual results to differ materially form those in the forward looking statement, including, among others, the following: reduced or lack of increase in demand for the Registrant's products or proposed products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operation. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update forward looking statements.

PART  II  -  OTHER  INFORMATION

Items  No.  1,  2,  3,  4,  and  5  -  Not  Applicable

Item  No.  6  -  Exhibits  and  Reports  on  Form  8-K  -  none

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              By:  /s/  Kenneth  Barr
                              -----------------------
                              Name:  Kenneth  Barr
Date:  November 12, 2002                    Title: President and Chief Executive
Officer

                              By:  /s/David  Alexander
                              ------------------------
                              Name:  David  Alexander
Date:  November  12,  2002                    Title:  Chief  Financial  Officer

                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security Biometrics, Inc. \, (the "Company") on Form 10-QSB for the three month period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we certify pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The  Report fully complies with the requirements of Section 13 (a) or 15
        (d)  of  the  Securities  Exchange  Act  of  1934;  and

     2. The information contained in the Report fairly presents, in all material
        respects, the  financial  condition  and   results of  operation  of the
        Company.




Date:  November  12,  2002                          /s/  Kenneth  Barr
                                                    ------------------
                                            Ken  Barr,  Chief  Executive Officer



                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security Biometrics, Inc. , (the "Company") on Form 10-QSB for the three month period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we certify pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13  (a) or 15
        (d)  of  the  Securities  Exchange  Act  of  1934;  and

     2. The information contained in the Report fairly presents,in all material respects, the financial condition and results of operation of the Company.


     Date:  November  12,  2002                     /s/  David  Alexander
                                                    ---------------------
                                        David Alexander, Chief Financial Officer