Form 10QSB/A
period 2002-09-30
SECURITY BIOMETRICS INC
filed 2002-11-26
CIK 1101046

Form 10-QSB (Amendment No. 1)


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

                               Yes  X       No
                                  ----         ---

Indicate  the  number  of  shares outstanding of each of the issuer's classes of common  stock  as  of  November  5,  2002

Common Stock, $0.001 par value                    119,489,431
------------------------------                    -----------
             Class                              Number  of  shares

                            SECURITY BIOMETRICS, INC.
                                      INDEX
                                      -----

PART  I



Item  1
Financial Information                               Page No.
--------------------------------------------------  --------

Consolidated Balance Sheet September 30, 2002. . .       3-4

Consolidated Statement of Comprehensive Income
 (Loss) for the three month periods ended
 September 30, 2002 & 2001 . . . . . . . . . . . .         5

Consolidated Statements of Operations for the
  three months ended September 30, 2002 & 2001 . .         6

Consolidated Statement of Shareholders' Equity
  for the three months ended September 30, 2002. .         7

Consolidated Statement of Cash Flows for the
  three months ended September 30, 2002 & 2001 . .       8-9

Notes to Consolidated Financial Statements for the
  three month period ended September 30, 2002. . .     10-18

Item 2
Management Discussion and Analysis of Results of
  Operations and Financial Condition . . . . . . .     19-22

Item 3
Controls and Procedures. . . . . . . . . . . . . .     22

Signatures . . . . . . . . . . . . . . . . . . . .     23-26


SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS

CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2002
ASSETS

CURRENT ASSET
  Cash . . . . . . . . . . . . . . . . . .  $    31,788
  Accounts receivable. . . . . . . . . . .      185,998
  Costs and estimated earnings in excess
     of billings on uncompleted contracts.       31,537
  Inventory. . . . . . . . . . . . . . . .       67,261
  Prepaid expenses . . . . . . . . . . . .      172,922
                                             -----------
                                                489,506
                                             -----------


PROPERTY AND EQUIPMENT,
NET OF ACCUMULATED
DEPRECIATION . . . . . . . . . . . . . . .      228,940
                                             -----------



OTHER ASSETS
  Goodwill . . . . . . . . . . . . . . . .   10,933,298
  Investment in WonderNet, Ltd.. . . . . .      187,500
  Deposits . . . . . . . . . . . . . . . .        5,874
                                             -----------
TOTAL OTHER ASSETS . . . . . . . . . . . .   11,126,672
                                             -----------
TOTAL ASSETS                                $11,845,118
                                             ===========


SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS

CONSOLIDATED BALANCE SHEET (UNAUDITED) (CONTINUED)
SEPTEMBER 30, 2002



LIABILITIES

CURRENT LIABILITIES
  Bank overdraft . . . . . . . . . . . . . . . . .  $    70,983
  Accounts payable - non-related parties . . . . .      617,473
  Accounts payable - related parties . . . . . . .      546,148
  Accrued liabilities. . . . . . . . . . . . . . .      344,697
  Corporate income taxes pay.. . . . . . . . . . .      429,471
  Capital lease payable-current portion. . . . . .        5,230
  Notes payable, current portion . . . . . . . . .    2,000,000
  Convertible debentures-current portion . . . . .    1,680,000
  Equipment loan, current portion. . . . . . . . .       15,774
                                                    ------------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . .    5,709,776
                                                    ------------



LONG-TERM LIABILITIES
  Capital lease - long term portion. . . . . . . .        4,794
  Equipment loan - long term portion . . . . . . .        9,201
  Convertible debenture - long term portion. . . .      100,000
                                                    ------------
TOTAL LONG-TERM LIABILITIES. . . . . . . . . . . .      113,995
                                                    ------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . .    5,823,771



STOCKHOLDERS' EQUITY
COMMON STOCK
  Authorized - 300,000,000 shares
    $0.001 par value
  Issued and outstanding 119,489,416 shares. . . .      119,489
  Additional paid in capital . . . . . . . . . . .    7,651,168
  Accumulated other comprehensive (loss) . . . . .       (6,169)
  ACCUMULATED DEFICIT. . . . . . . . . . . . . . .   (1,743,141)
                                                    ------------
TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . .    6,021,347
                                                    ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY . . . . . . . . . . . . . .  $11,845,118
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

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
SEPTEMBER  30,  2002

NOTE  3     ACCOUNTS  RECEIVABLE


A summary of accounts receivable is as follows:


Account Receivable . . . . . . . . . . . . . . . . . . .  $194,248
Less allowance for doubtful accounts, sales returns, and
  advertising incentives . . . . . . . . . . . . . . . .    (8,250)
                                                          ---------
Total accounts receivable. . . . . . . . . . . . . . . .  $185,998
                                                          =========







NOTE  4   INVENTORY

Inventory  is  comprised  of  the  following:

   Finished goods . . . . . . . . . . .  $49,119
   Raw materials. . . . . . . . . . . .   22,142
                                         --------
                                          71,261
   Allowance for inventory obsolescence   (4,000)
                                         --------
Total inventory . . . . . . . . . . . .  $67,261
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

EDINBURGH INVESTMENTS LLC
                                                                    1,680,000
On June 30, 2002, the Company issued a convertible
debenture to Edinburgh Investments LLC.  The debenture is
unsecured, matures on June 30, 2003 and accrues interest at
10% payable quarterly.  September  30,  2002  payments  are
currently  in  arrears. Edinburgh has the option to convert
the debenture into the Company's common stock at a
conversion price of $.30 per share, subject to anti-dilution adjustments.

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

NOTE  14  SHARE  SUBSCRIPTIONS

The following schedule summarized the features and status of the current private placement offering

Total offering. . . . . . . . . . . . . . . . . . . . . . .  1,000,000 shares at $0.15 per share ($150,000)

Private placement unit. . . . . . . . . . . . . . . . . . .  Each unit consists of 10,000 shares and 5,000 share purchase warrants entitling the holder to purchase an
                                                             additional 5,000 shares at $0.15 for a period of 6 months
                                                             after the private placement closed November  11,  2002.
..

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

The first critical accounting policy relates to revenue recognition. We recognize revenue from product sales upon shipment to the customer. License revenues are recognized when earned, in accordance with contractual provisions. Royalty revenues are recognized upon shipment of products incorporating the related technology by the original equipment manufacturers (OEMs) and foundries.

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

At September 30, 2002, we had negative working capital of approximately $5,200,000. We will require additional financing over the next twelve months to fund our operations and satisfy our debt service obligations. We financed the acquisitions of Lightec and Datadesk, in part, though the sale of our debt securities. We are obligated to repay $2,000,000 in loans to finance the Lightec acquisition. Because of delays in funding by Lightec's major customer, we have worked with the lenders and have delayed repayment for an additional 3 month period to a six month period commencing December 31, 2002. The payment of the 10% convertible debentures in the principal amount of $1,680,000 we issued in connection with the acquisition of Datadesk is due in June 2003. Payments of the notes issued in connection with the Lightec acquisition are secured by the assets of Lightec. If we are unable to generate substantial cash flows from the operations of Lightec and Datadesk, and obtain additional financing, or restructure the indebtedness relating to the acquisitions, our ability to continue the operation of these acquired businesses and expand our other biometric security activities may be severely impaired.

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

ITEM  3  -  CONTROLS  AND  PROCEDURES

Within 90 days prior to the filing of this report, the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer,
evaluated the effectiveness of the design of the Company's disclosure controls and procedures, as defined in Rule 13a-14(c) under the Security and Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, in all material respects, to ensure that the information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes (including corrective actions with regards to significant deficiencies and material weaknesses) in the Company's internal controls or in other factors subsequent to the date the Company carried out its evaluation that could significantly affect these controls.


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

                              By:  /s/  Kenneth  Barr
                              -----------------------
                              Name:  Kenneth  Barr
Date:  November 12, 2002                    Title: President and Chief Executive
Officer

                              By:  /s/David  Alexander
                              ------------------------
                              Name:  David  Alexander
Date:  November  12,  2002                    Title:  Chief  Financial  Officer

                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security Biometrics, Inc., (the "Company") on Form 10-QSB for the three month period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we certify pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13 (a) of the Securities Exchange Act of 1934; and

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




Date:  November  12,  2002                          /s/  Kenneth  Barr
                                                    ------------------
                                            Ken  Barr,  Chief  Executive Officer



                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security Biometrics, Inc., (the "Company") on Form 10-QSB for the three month period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we certify pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13 (a) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents,in all material respects, the financial condition and results of operation of the Company.


     Date:  November  12,  2002                     /s/  David  Alexander
                                                    ---------------------
                                        David Alexander, Chief Financial Officer

                             CERTIFICATE PURSUANT TO
                                   SECTION 302,
                                     OF THE
                           SARBANES-OXLEY ACT OF 2002

I,  Kenneth  Barr,  certify  that:
     1. I have reviewed this quarterly report on Form 10-QSB of Security Biometrics Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others with those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the audit committee of registrant's board of directors:

          a. All significant deficiencies in the design and operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's audit committee any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date:  November  21,  2002             /s/  Ken  Barr
                                            -----------------------------------
                                            Ken  Barr,  Chief Executive Officer

                             CERTIFICATE PURSUANT TO
                                   SECTION 302,
                                     OF THE
                           SARBANES-OXLEY ACT OF 2002

I,  David  Alexander,  certify  that:
     1. I have reviewed this quarterly report on Form 10-QSB of Security Biometrics Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others with those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the audit committee of registrant's board of directors:

          a. All significant deficiencies in the design and operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's audit committee any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November  21,  2002         /s/  Ken  Barr
                                        -----------------------------------
                                        David Alexander, Chief Financial Officer