Form 10QSB
period 2002-12-31
SECURITY BIOMETRICS INC
filed 2003-02-21
CIK 1101046

Form 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

        (Mark  One)
(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)
        OF  THE  SECURTIES  EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  December  31,  2002
                                    -------------------

(  )    TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)
        OF THE  SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from  _______________  to  ________________

                                    COMMISSION FILE NUMBER        0-30711
                                                                  --------------

                            SECURITY BIOMETRICS, INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                         88-0209119
-----------------------------------           ----------------------------------
State  or  other  jurisdiction                (IRS  Employer Identification No.)
of  incorporation  or  organization

1410  -  1030  West  Georgia  Street
Vancouver,  British  Columbia,  Canada                        V6E  2Y3
-------------------------------------------                 ------------
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

                               Yes          No  X
                                               ---

Indicate  the  number  of  shares outstanding of each of the issuer's classes of common  stock  as  of  February  12,  2003

Common  Stock,  $.001  par  value                   121,415,473
---------------------------------               ------------------
             Class                              Number  of  shares

SECURITY  BIOMETRICS,  INC.


                                      INDEX
                                      -----

PART  I

          Item  1
          Financial  Information                                       Page No.
          ----------------------                                       ---------

          Consolidated  Balance  Sheet  December  31,  2002            3-4

          Consolidated  Statement  of  Comprehensive  Income
          (Loss)  for  the  three  and six month periods ended
          December  31,  2002  &  2001                                 5

          Consolidated  Statements  of  Operations  for  the  three
          and  six  months  ended  December  31,  2002  &  2001        6

          Consolidated  Statement  of Shareholders' Equity
          for  the  three  and  six  months  ended  December  31,
          2002                                                         7

          Consolidated  Statement  of  Cash  Flows  for  the
          three  and  six  months  ended  December  31,  2002 &
          2001                                                         8-9

          Notes  to  Consolidated  Financial  Statements  for  the
          period  ended  December  31,  2002                           10-19

          Item  2.
          Management  Discussion  and  Analysis  of  Results
          of  Operations  and  Financial  Condition                    20-23

          Item  3.
          Controls  and  Procedures

          Signatures                                                   24-25


Security  Biometrics,  Inc.
Consolidated  Financial  Statements
CONSOLIDATED  BALANCE  SHEET  (UNAUDITED)
DECEMBER  31,  2002


CURRENT  ASSETS
  Cash                                                         $          27,809
  Accounts receivable                                                    228,605
  Costs  and  estimated  earnings  in  excess
    of billings on uncompleted contracts                                 129,505
  Inventory                                                               59,191
  Prepaid expenses                                                       131,494
                                                               -----------------
                                                                         576,604
                                                               -----------------



PROPERTY  AND  EQUIPMENT,
NET  OF  ACCUMULATED
DEPRECIATION                                                             206,712
                                                               -----------------





OTHER  ASSETS
  Goodwill                                                            10,922,798
  WonderNet, Ltd. Licensing Agreement                                    187,500
  Deposits                                                                 5,874
                                                               -----------------
TOTAL OTHER ASSETS                                                    11,116,172
                                                               -----------------
                                                                     $11,899,488
                                                               =================

Security  Biometrics,  Inc.
Consolidated  Financial  Statements
CONSOLIDATED  BALANCE  SHEET  (UNAUDITED)  (CONTINUED)
DECEMBER  31,  2002


CURRENT  LIABILITIES
  Bank overdraft                                            $            92,798
  Accounts payable - non-related parties                                613,437
  Accounts payable - related parties                                    912,039
  Accrued liabilities                                                   481,373
  Billings  in  excess  of costs and estimated earnings on
    uncompleted contracts                                                94,786
  Corporate income taxes payable                                        429,702
  Capital lease payable-current portion                                   5,230
  Notes payable, current portion                                      2,000,000
  Convertible debentures-current portion                              1,680,000
  Equipment loan, current portion                                         9,201
                                                              -----------------
TOTAL CURRENT LIABILITIES                                             6,318,566
                                                              -----------------




LONG-TERM  LIABILITIES
  Capital lease - long term portion                                       3,894
   Equipment loan - long term portion                                    11,830
  Convertible debenture - long term portion                             100,000
                                                              -----------------
TOTAL LONG-TERM LIABILITIES                                             115,724




STOCKHOLDERS'  EQUITY
COMMON  STOCK
  Authorized  -  300,000,000  shares
    $0.001  par  value
  Issued and outstanding 121,415,473 shares                             121,415
  Additional paid in capital                                          7,773,881
  Accumulated other comprehensive (loss)                                   (623)
  Accumulated deficit                                                (2,429,475)
                                                              -----------------
TOTAL STOCKHOLDERS' EQUITY                                            5,465,198
                                                              -----------------
TOTAL  LIABILITIES  AND
  STOCKHOLDERS' EQUITY                                          $    11,899,488
                                                              =================




See  Accompanying  Notes

Security  Biometrics,  Inc.
Consolidated  Financial  Statements
CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  INCOME  (LOSS)  (UNAUDITED)


                                           Six  months              Six  months
                                                 ended                    ended
                                          December 31,             December 31,
                                                  2002                     2001
                                          -----------------      --------------
NET (LOSS)                               $         (872,136)    $      (549,497)
  OTHER  COMPREHENSIVE  INCOME  (LOSS)
    Foreign currency translation
    Adjustment                                        6,366              (3,859)
NET COMPRENSIVE (LOSS)                   $         (865,770)    $      (553,356)
                                          =================      ==============




See  Accompanying  Notes

Security  Biometrics,  Inc.
Consolidated  Financial  Statements
CONSOLIDATED  STATEMENT  OF  OPERATIONS  (UNAUDITED)


                                             Six  months        six  months         quarter             quarter
                                               ended              ended              ended               ended
                                            December 31,       December 31,       December 31,        December 31,
                                                2002               2001               2002                2001
                                            ------------     --------------     --------------        ------------
REVENUE
  Contract revenues earned                 $     907,111     $            -     $      239,578     $             -
  Penflow revenues                                56,561                  -             46,561                   -
  Datadesk sales                                 132,759                  -             30,008                   -
  Datadesk fees and royalties                     76,713                  -             31,562                   -
                                            ------------     --------------     --------------        ------------
TOTAL REVENUE                                  1,173,144                  -            347,709                   -

COSTS  AND  EXPENSES
  Cost of revenues earned                        444,745                  -            243,783                   -
  Cost of sales                                   84,920                  -             56,896                   -
  Selling general and administrative           1,308,250            313,562            621,516             178,689
                                            ------------     --------------     --------------        ------------
TOTAL COSTS AND EXPENSES                       1,837,915            313,562            922,195             178,689
                                            ------------     --------------     --------------        ------------
NET OPERATING (LOSS)                            (664,771)          (313,562)          (574,486)           (178,689)
  Interest expense                              (207,365)          (235,935)          (111,848)           (235,935)
                                            ------------     --------------     --------------        ------------
       NET INCOME (LOSS)                   $    (872,136)    $     (549,497)    $     (686,334)    $      (414,624)
                                            ------------     --------------     --------------        ------------
NET  (LOSS)  PER  COMMON  SHARE
  Basic and diluted                        $       (0.01)    $        (0.01)   $         (0.00)    $        (0.010)
                                            ------------     --------------     --------------        ------------


WEIGHTED  AVERAGE  NUMBER  OF
COMMON  SHARES  OUTSTANDING
  Basic and diluted                          119,502,841         70,938,541        120,131,602          70,941,874
                                            ------------     --------------     --------------        ------------








See  Accompanying  Notes

Security  Biometrics,  Inc.
Consolidated  Financial  Statements
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY(UNAUDITED)
FOR  THE  SIX  MONTHS  ENDED  DECEMBER  31,  2002


                                                                               Accumulated
                                                                                 Other
                                       Common Stock           Additional         Compre-
                                       ------------            Paid  In          hensive          Accumulated
                                   Shares       Amount          Capital          Defict             Deficit              Total
                                 ----------    ----------   -------------    -------------       ---------------     -------------
Balance, June 30, 2002          117,601,248   $   117,601   $   7,346,645    $      (6,989)      $   (1,557,339)     $   5,899,918
Issuance Of Common Stock For:
  Cash  (net  of  $10,500
  finders fees paid)              2,754,850         2,755         323,745                -                    -            326,500
  Services                        1,059,375         1,059         103,491                -                    -            104,550

Accumulated  Other Compre-
hensive (Loss) for the
six month period ended
December 31,  2002                        -             -               -            6,366                    -              6,366

Net (Loss) for the six month
period ended December 31, 2002            -             -               -                -             (872,136)          (872,136)
                                 ----------    ----------   -------------    -------------       ---------------     -------------
Balance, december 31, 2002      121,415,473   $   121,415   $   7,773,881   $         (623)      $   (2,429,475)     $   5,465,198
                                ===========    ==========    ============    ==============       ==============     =============







See  Accompanying  Notes

Security  Biometrics,  Inc.
Consolidated  Financial  Statements
CONSOLIDATED  STATEMENT  OF  CASH  FLOW


                                          Six months        six months          quarter            quarter
                                             ended             ended             ended              ended
                                         December 31,      December 31,       December 31,       December 31,
                                             2002              2001               2002               2001
                                         -------------     -------------      -------------      --------------

CASH  FLOWS  FROM  OPERATING
ACTIVITIES:
  Net (loss)                             $    (872,136)   $     (549,497)     $    (686,334)     $     (414,624)
  Adjustment to reconcile net (loss) to
    net cash provided (used) by operating
    activities
    Depreciation                                35,163             1,701            17,333                1,030
    Consulting services                        104,550                 -             1,750                    -
    Interest expense-beneficial
      conversion feature                             -           233,333                 -              233,333
  Changes  in  operating  assets  and
    liabilities:
  Accounts receivable                         (113,864)            2,504           (42,606)              (2,707)
  Inventory                                      6,294                 -             8,070                    -
  Other current assets                          57,884               453            41,432                  227
  Deposits                                           -               587                 -                   36
  Accrued liabilities                           97,680             9,743           136,673               22,693
  Accounts payable                            (254,848)          (20,128)           (4,036)              21,518
  Corporation taxes payable                      5,160                 -               231                    -
  Costs and estimated profits in
    excess of billings on
    uncompleted contracts                     (129,505)                -           (97,968)                   -
  Billings in excess of costs and
    estimated earnings on
    uncompleted contracts                     (446,459)                -            94,786                    -
                                         -------------     -------------      -------------      --------------
NET CASH PROVIDED (USED) BY
OPERATING  ACTIVITIES                       (1,510,082)         (321,304)         (530,669)            (138,494)
                                         -------------     -------------      -------------      --------------

CASH  FLOWS  FROM  INVESTING
ACTIVITIES:
  Purchase of property & equipment                (326)           (3,791)             (326)              (1,953)
  Decrease (increase) in goodwill               10,500            (8,042)           10,500               (8,042)
                                         -------------     -------------      -------------      --------------
NET CASH PROVIDED (USED)BY
INVESTING ACTIVITIES                            10,174           (11,833)           10,174              (9,995)
                                         -------------     -------------      -------------      --------------


Security  Biometrics,  Inc.
Consolidated  Financial  Statements
CONSOLIDATED  STATEMENT  OF  CASH  FLOW


                                          Six months        six months          quarter            quarter
                                             ended             ended             ended              ended
                                         December 31,      December 31,       December 31,       December 31,
                                             2002              2001               2002               2001
                                         -------------     -------------      -------------      --------------
CASH  FLOW  FROM  FINANCING
ACTIVITIES:
  Bank overdraft                        $       92,798     $           -      $      21,814      $            -
  Proceeds from common stock                   326,500           214,144            122,890              25,019
  Proceeds from convertible debenture                -           100,000                  -             100,000
  Payments on capital lease                     (1,358)           (1,058)              (901)                  -
  Payments of equipment note                    (9,047)                -             (3,944)                  -
  Increase in due to related parties           629,182                 -            365,891                   -
                                         -------------     -------------      -------------      --------------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                         1,038,075           313,086            505,750             125,019
                                         -------------     -------------      -------------      --------------

EFFECT ON EXCHANGE RATE
  CHANGES ON CASH AND CASH
  EQUIVALENTS                           $        6,366     $      (3,859)     $      10,766     $        (3,859)
                                         -------------     -------------      -------------      --------------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                   (455,466)          (23,910)            (3,979)            (27,329)

CASH AND CASH EQUIVALENTS,
  AT BEGINNING OF PERIOD                       483,275            26,146             31,788              29,565
                                         -------------     -------------      -------------      --------------

CASH AND CASH EQUIVALENTS,
  AT END OF PERIOD                      $       27,809     $       2,236      $      27,809     $         2,236
                                         =============     =============      =============      ==============

SUPPLEMENTAL  DISCLOSURE  OF
  CASH  FLOW  INFORMATION
CASH  PAID  DURING  PERIOD  FOR:
    Interest                            $      207,365     $       2,602      $     111,848     $             -
                                         =============     =============      =============      ==============

    Taxes                               $            -     $           -      $           -     $             -
                                         =============     =============      =============      ==============
NON-CASH INVESTING AND
  FINANCIAL ACTIVITIES                  $            -     $           -      $           -     $             -
                                         =============     =============      =============      ==============

ISSUANCE  OF  COMMON  STOCK
  FOR:
    Services                            $      104,550     $           -      $       1,750     $             -
                                         =============     =============      =============      ==============








See  Accompanying  Notes

Security  Biometrics,  Inc.
Consolidated  Financial  Statements
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  2002

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

BASIS  OF  PRESENTATION

The unaudited financial statements of Security Biometrics, Inc. (The Company) as of December 31, 2002 and 2001 and for the three months ended December 31, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States for interim reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and notes thereto included in the company's form 10-KSB for the year ended June 30, 2002. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

GOING  CONCERN

The Company experienced significant operating losses since inception. In addition, the Company has a working capital deficit amounting to $5.7 million. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 16, management has developed an operating plan which they believe will generate sufficient cash to meet its obligations in the normal course of business.

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

Security  Biometrics,  Inc.
Consolidated  Financial  Statements
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  2002

NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

CASH  AND  CASH  EQUIVALENTS
----------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

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

Security  Biometrics,  Inc.
Consolidated  Financial  Statements
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  2002

NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

Security  Biometrics,  Inc.
Consolidated  Financial  Statements
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  2002

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

LONG-LIVED  ASSETS
------------------

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. This standard did not have a material effect on the Company's results of operations, cash flows or financial position.

DISCLOSURE  ABOUT  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
----------------------------------------------------------

The Company estimates that the fair value of all financial instruments as of December 31, 2002, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

NOTE  2       CASH  IN  BANK

The Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insure up to $100,000 for approved deposits in registered financial institutions. The Company had no uninsured deposits at December 31, 2002.

Security  Biometrics,  Inc.
Consolidated  Financial  Statements
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  2002

NOTE  3     ACCOUNTS  RECEIVABLE

A  summary  of  accounts  receivable  is  as  follows:

Account Receivable                                                             $          236,855

Less  allowance for doubtful accounts, sales returns, and advertising
Incentives                                                                                 (8,250)
                                                                                -----------------
Total accounts receivable                                                      $          228,605
                                                                                =================





NOTE  4   INVENTORY

Inventory  is  comprised  of  the  following:

  Finished goods                                                               $           42,460
  Raw materials                                                                            20,731
                                                                                -----------------
                                                                                           63,191
  Allowance for inventory obsolescence                                                     (4,000)
                                                                                -----------------
Total inventory                                                                $           59,191
                                                                                =================





NOTE  5       PREPAID  EXPENSES

Prepaid expenses are being amortized on a straight line basis over a one year period.


NOTE  6   PROPERTY  AND  EQUIPMENT

Property  and  equipment  and  accumulated  depreciation  consists  of:

  Furniture and fixtures                                                       $           98,157
  Machinery and equipment                                                                 125,680
  Computer equipment                                                                       99,780
  Vehicles                                                                                 76,657
                                                                                          400,274
                                                                                -----------------
  Less accumulated depreciation                                                           193,562
                                                                                -----------------
Total Property & Equipment                                                     $          206,712
                                                                                =================

Security  Biometrics,  Inc.
Consolidated  Financial  Statements
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  2002

NOTE  7      GOODWILL

The Company adopted the provisions of FASB 142 for the accounting for goodwill. According to the FASB requirements, goodwill is capitalized and not amortized. Each year, management is required to review goodwill to determine if there has been an impairment loss to recognize on the carrying value of goodwill. Management believes that there has been no impairment loss on goodwill for the six months ended December 31, 2002

Goodwill  is  comprised  of  the  following:

The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed for:

                              Lightec                               $  7,527,653
                              Datadesk                                 3,395,145
                                                                    ------------
                                                                    $ 10,922,798
                                                                    ============



NOTE  8       ESTIMATED  EARNINGS  ON  UNCOMPLETED  CONTRACTS


               Costs  incurred  on  uncompleted  contracts         $     72,523        $           -
               Estimated  earnings                                       56,982                    -
                                                                   ------------         ------------
                                                                        129,505                    -
Less:  Billings  to  date                                                     -               94,786

                                                                   ------------         ------------
Costs  in  excess of billings on uncompleted
  contracts                                                        $    129,505        $           -
                                                                   ============         ============
Billings  in  excess  of  costs  and estimated
  earnings on uncompleted contracts                                $          -        $      94,786
                                                                   ============         ============



NOTE  9     CAPITAL  LEASE  PAYABLE

The Company acquired an office copier on a capital lease with National Leasing Group, Inc. The lease requires monthly payments of approximately $300 for 48 months including interest at 11%. Future minimum payments are as follows:

                         December  31,  2003                                           $       5,230
                         December  31,  2004                                                   3,894
                                                                                       -------------
          Total  minimum  lease  payments                                                      9,124
          Less  amount  representing  interest                                                 1,736
                                                                                       -------------

          Present  value  of  minimum  lease  payment                                  $       7,388
                                                                                       =============

Security  Biometrics,  Inc.
Consolidated  Financial  Statements
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  2002


NOTE  10     NOTES  PAYABLE

                                                                                       DECEMBER  31,
                                                                                       -------------
                                                                                            2002
                                                                                       -------------

          MARYANNE  RICHARD                                                            $   1,000,000
          On  June  13,  2002,  the  Company  issued  a note payable to Maryanne
          Richard  in  the amount of $1,000,000 as part of the consideration for the  purchase  of  Lightec. The note bears interest at 9% and requires
          $250,000 principal payments on December 31, 2002, March 31, 2003 and a final  $500,000  payment  on  June  30,  2003.  The note is secured by deposit  accounts,  investment  property, letters of credit rights and letters  of  credit,  rights  to  payments evidenced by chattel paper, rights  to  payments  for  money  or  funds  advanced  or sold and all proceeds of any and all of the above. The collateral for this security at December 31, 2002 amounted to $483,133. The security is co-equal to in priority to the security granted for the $1,000,000 note payable to
          Synergex  Group.  Consideration  of  8,000,000 share purchase warrants which  gives  the  rights to the holder to acquire one share of common stock  at  a  price  of  $0.125 for a period of two years was given to extend the repayment terms by three months to commence on December 31,
          2002  The  granting  of  share purchase warrants is subject to Lightec obtaining  funding  on the Bridgeport contract. As of the date of this statement, the Bridgeport contract has yet to be funded, consequently, interest  payments  on  the loan are currently in arrears.

          SYNERGEX  GROUP  PARTNERSHIP                                                     1,000,000
          On  June  11,  2002,  Synergex  Group  Partnership  loaned the Company
          $1,000,000  to  facilitate  the acquisition of Lightec. The note bears interest  at  9% and requires $250,000 principal payments on, December
          31,  2002, January 31, 2003, February 28, 2003 and March 31, 2003. The
          note  is  secured by deposit accounts, investment property, letters of credit  rights  and letters of credit, rights to payments evidenced by chattel  paper, rights to payments for money or funds advanced or sold and  all proceeds of any and all of the above. The collateral for this security  at  December  31, 2002 amounted to $483,133. The security is co-equal  in  priority to the security granted for the $1,000,000 note payable  to  Mary  Anne  Richard.  Consideration  of  8,000,000  share purchase  warrants which gives the rights to the holder to acquire one share  of  common stock at a price of $0.125 for a period of two years was given to extend the repayment terms by three months to commence on
          December  31,  2002 The granting of share purchase warrants is subject to  Lightec  obtaining  funding  on the Bridgeport contract. As of the date  of this statement, the Bridgeport contract has yet to be funded, consequently,  interest payments on the loan are currently in arrears.
                                                                                        ------------
                                                                                        $  2,000,000
                                                                                        ============


Security  Biometrics,  Inc.
Consolidated  Financial  Statements
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  2002

NOTE  11     NOTES  PAYABLE,  EQUIPMENT


          Payable  to General Motors Acceptance Corporation, secured by  two  2001  GMC  Savanas  with  original  costs  of  $46,864;
          payable  for  36  months  at  $1,316  per  month  including  interest
          at  4.9%.                                                                    $     21,031
                                                      Less  current  portion                  9,201
                                                                                       ------------
                                                      Long-term  portion            $        11,830
                                                                                    ===============
          Principal  maturities  are  as  follows:
                    December  31,  2003                                             $         9,201
                    December  31,  2004                                                      11,830
                                                                                       ------------

                                                                                    $        21,031
                                                                                    ===============




NOTE  12     CONVERTIBLE  DEBENTURE  PAYABLE



          LIBRICO  PROPERTIES,  LTD.
                                                                                       $    100,000
          On  November  8,  2001,  the Company issued a convertible debenture to
          Librico  Properties,  Ltd.  for  a minimum of $100,000 to a maximum of
          $1,000,000.  The  debenture  is  unsecured,  bears interest at 12% and matures  on November 2, 2011. Librico Properties, Ltd. has the option, in  whole  or  in  part,  to  convert the debenture into the Company's common  stock  at  a  conversion  price of $0.33 per share, subject to anti-dilution adjustments. Interest payments on the loan are currently in  arrears.

          EDINBURGH  INVESTMENTS  LLC
                                                                                          1,680,000
          On  June  30,  2002,  the  Company  issued  a convertible debenture to
          Edinburgh Investments LLC. The debenture is unsecured, matures on June
          30,  2003 and accrues interest at 10% payable quarterly. Edinburgh has the option to convert the debenture into the Company's common stock at a  conversion  price  of  $.30  per  share,  subject  to anti-dilution adjustments. Interest  payments  on the loan are currently in arrears.

                                                                                       ------------
                                                                                          1,780,000
                    Less  current  portion                                                1,680,000
                                                                                       ------------
                    Long-term  portion                                                 $    100,000
                                                                                       ============

          Future  maturities  on  the  long-term  debt  are  as  follows:
                    June  30,  2003                                                    $  1,680,000
                    November  2,  2011                                                      100,000
                                                                                       ------------
                                                                                       $  1,780,000
                                                                                       ============


Security  Biometrics,  Inc.
Consolidated  Financial  Statements
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  2002

NOTE  13  STOCK  WARRANTS  AND  OPTIONS
1.  The  company  has  the  following  warrants  outstanding:

                                         NUMBER  OF          PRICE                 EXPIRATION
                                           SHARES          PER  SHARE                 DATE
                                        -----------        ----------            -----------------
                                         7,083,333*        $     0.35            June 13, 2005
                                           503,333         $     0.15            February 20, 2003

  *  The  Company  has  the  right to force convert of the warrants if the stock
price  of  the  shares  exceeds    $1.20  for  a  ninety  day  period.

2. The company has agreed to issue additional warrants in consideration for extension agreements on the Notes Payable for 16,000,000 shares at $0.125 per share  for  a  period  of  one  year.  (see  Note  10)

3.  The  company  has  the  following  stock  options  outstanding:

                                         NUMBER  OF          PRICE                 EXPIRATION
                                           SHARES          PER  SHARE                 DATE
                                        -----------        ----------            -----------------
                                         5,859,091         $0.11 to $0.20        Apr 29 through
                                                                                 December 31, 2004

4.  Other  commitments  to  issue  additional  common  shares

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


NOTE  14  SHARE  SUBSCRIPTIONS

The following schedule summarized the features and status of the current private placement offering

Total  offering                                          3,000,000  shares  at  $0.15  per  share  ($450,000)
Private  placement unit                                  Each unit consists of 10,000 shares and 10,000 share
                                                         purchase  warrants entitling the holder to purchase
                                                         an additional share at $0.15 for  a  period  of  12
                                                         months  after  the  private  placement  closes.
Status  as  of December 31, 2002                         11.7 units sold raising $117,000 funds less $10,500
                                                         finder's  fees  paid.

The  share  subscriptions  have  been  included  with  shareholders  equity.


Security  Biometrics,  Inc.
Consolidated  Financial  Statements
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  2002

NOTE  15     BUSINESS  SEGMENTS

FASB Statement No. 131 "Disclosure about Segments of an Enterprise and Related Information," requires companies to provide certain information about their operating segments. The Company has three reportable segments: Biometric Technologies, Lightec and DataDesk.

Summarized financial information concerning the Company's reportable segments is shown on the following table:

                                         BIOMETRIC
                                         TECHNOLOGY        LIGHTEC           DATADESK          TOTAL
                                         ---------------   ---------------   ---------------   ---------------
Net sales to external companies          $        56,562   $       907,111   $       209,471   $     1,173,143
Operating earnings (loss)                       (715,515)          285,217          (234,473)         (664,771)
Total assets                                  11,371,260           436,133            92,095        11,899,488
Depreciation and amortization                      4,127            25,387             5,648            35,162
Capital expenditures                               2,876            (6,554)            4,004               326



NOTE  16           MANAGEMENTS  PLANS

Of the $5741,962 working capital deficit, approximately $803,706 is owed to related parties, and $2,108,333 is owed to two directors. The $2,108,333 is secured by notes payable as outlined in Note 10 above. The same two directors have verbally accepted that the Company obligations under these notes are postponed until the earlier of March 10, 2003 and the funding of the $8 million Bridgeport contract. The Company plans restructure its financial position through continued Lightec Communication sales to its existing and new customers; sublicensing of Penflow technology to vertical software integrators; and through the development and sale of proprietary technology of the Datadesk division. The Company also plans to raise additional capital by way of debt, equity and shareholder loans. In particular it is actively engaged in attempting to raise $3 million by way of convertible debenture. The Company is also attempting to raise independent financing for a new company formed called eMedRx Inc.

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

Security Biometrics, Inc. was incorporated as Great Bear Resources, Inc. in the State of Nevada on March 12, 1999 and we changed our name to Great Bear Investments, Inc. on May 25, 1999. On August 11, 2000, we changed our name to Security Biometrics, Inc. We were a development state company whose objective was to develop and market under license and distribute dynamic biometric technologies specific to the security applications of banking and financial transactions, including dynamic gesture recognition technology, dynamic signature verification and voice recognition.

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

On April 20, 2002, the Company entered into an exclusive rights and licensing distribution and partnership agreement with WonderNet Ltd. of Israel. Under this agreement, we became the exclusive distributor for North America, the Caribbean and Mexico of WonderNet's Penflow patented and proprietary Biometric Signature Authentication ("BSA") software engine, which consists of a database of user profiles and enable remote and local access to the database using the internet, smart cards, or LAN connections to verify signatures by comparison to said database. To acquire these rights, we issued WonderNet 2,500,000 shares of common stock and agreed to pay WonderNet a 5 per cent royalty on products sold.

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

Until the acquisition of Lightec, we were a development stage company. As of March 14, 2002, with the acquisition of Lightec we have become an operating company. During the six months ended December 31, 2002 ("YTD2003"), our net loss was $643,000 as compared to a $549,000 loss incurred during the six month period ended December 31, 2001 ("YTD2002"), as explained in the results of operations.

RESULTS  OF  OPERATIONS  YTD2003  AS  COMPARED  TO  YTD2002

         During the YTD2003 we have incorporated the financial results of Lightec and Datadesk. Comparative numbers do not reflect the results of these companies. The following schedule highlight and provides explanations to the significant changes incurred during the year:

                                         Increase
                                         (decrease)
Income Statement Item                    comparing year to                    Explanation
                                         year and quarter
                                         to  quarter
------------------------                 -------------------------            -----------------------------------------------------
Contract revenues earned                                  $907,000            Billings made in excess of costs and
                                                        Q2 240,000            expected  profits  totaling  $541,000  were realized
                                                                              during YTD2003. In the most recent  contract,
                                                                              approximately  4.5%  of  the  work  has  been
                                                                              completed  on  a  $7.9 million  dollar  contract.
                                                                              $129,000  has  been recognized as revenue under this
                                                                              contract,  although  no  billings  have  been  made.
                                                                              Most  of this contract was recognized  during  Q2.
------------------------                 -------------------------            -----------------------------------------------------

Pen  flow  sales                                           57,000             Represents  revenues from sale of Penflow
                                                    Q2  -  47,000             products  and  licensees
------------------------                 -------------------------            -----------------------------------------------------
Datadesk sales and royalties                             209,000              Represent revenues by Datadesk. Although  Keyboard
                                                     Q2 - 62,000              sales were 83,000 in Q2 versus $39.000 in Q1,
                                                                              Royalties from license  agreements  were
                                                                              overestimated in Q1 by $30,000 and had to be
                                                                              reversed. Furthermore,  there  were  no  Development
                                                                              fees during Q2 versus $44,000 in Q1.
------------------------                 -------------------------            -----------------------------------------------------
Cost  of  revenues  earned                                445,000             Direct expenses incurred earning Lightec  revenues
                                                     Q2 - 244,000
------------------------                 -------------------------            -----------------------------------------------------

Cost  of  sales                                            85,000             Represent  direct  costs of Datadesk sales
                                                    Q2  -  57,000
------------------------                 -------------------------            -----------------------------------------------------
Interest  expense                                         (29,000)            Comparing YTD2003 to YTD2002 interest costs  fell to
                                                  Q2  -  (124,000)            207,000 from 236,000. Of the 236,000 expensed in
                                                                              YTD2002, 233,000 was  due to a beneficial conversion
                                                                              provision in a convertible debenture issued.
                                                                              Otherwise interest increased during the year by
                                                                              $204,000. The increase is due to $3.8  million  in
                                                                              loans  outstanding
------------------------                 -------------------------            -----------------------------------------------------
Selling,  general  &  administrative  as  follows:
------------------------                 -------------------------            -----------------------------------------------------
-  Communication  Costs                                     84,000            Comparing  YTD2003  to  YTD2002 Communication  costs
                                                     Q2  -  45,000            increased  to  95,000 from 11,000. This Increase is
                                                                              due to costs  of  3  offices  versus  1  during
                                                                              prior  year
------------------------                 -------------------------            -----------------------------------------------------
-  Employee  costs                                         123,000            Comparing  YTD2003 to YTD2002 Employee costs
                                                     Q2  -  (4,000)           increased to 232,000 from 108,000. The increase was
                                                                              due to the addition of the  Lightec  and  Datadesk
                                                                              operations.
------------------------                 -------------------------            -----------------------------------------------------
-  Investor  relations                                     181,000            There was little investor relation activities  during
                                                    Q2  -  115,000            the  previous  year.  Most  of the current investor
                                                                              relation expenditures  are  for consulting, most of
                                                                              which was paid for by way of issuance of  shares.
------------------------                 -------------------------            -----------------------------------------------------
-  Marketing                                                44,000            Marketing  costs  of  biometric  and Datadesk
                                                     Q2  -  18,000            products.  There  were  no  marketing  costs  last
                                                                              year.
------------------------                 -------------------------            -----------------------------------------------------
-  Office                                                   86,000            Comparing YTD2003 to YTD2002 Office costs increased
                                                       Q2 - 39,000            to  123,000  from  37,000.  Increase  office
                                                                              expenses due to costs of keeping 3 offices  supplied
------------------------                 -------------------------            -----------------------------------------------------
-  Consulting                                              271,000            There  were  no  consulting  expenses incurred during
                                                       Q2  149,000            the previous year. The Increase due to effect of
                                                                              hiring CEO, Executive VP and  Corporate  Secretary
------------------------                 -------------------------            -----------------------------------------------------
-  Regulatory  Costs                                        14,000            Due to costs of Edgar filings. There was only  minor
                                                        Q2 - 5,000            regulatory  expenditures  in  YTD2002.
------------------------                 -------------------------            -----------------------------------------------------
-  Research  &  Development                                 65,000            Increase is due to Datadesk R& D work  primarily  on
                                                       Q2 - 19,000            eMedRx.
------------------------                 -------------------------            -----------------------------------------------------
-  Legal                                                    (2,000)           Comparing YTD2003 to YTD2002 Legal costs fell to
                                                     Q2  - (30,000)           59,000  from  61,000.  Reduced  costs  due  to
                                                                              reduced  going  public  costs
------------------------                 -------------------------            -----------------------------------------------------
Other  expenses                                            129,000
                                                     Q2  -  97,000
------------------------                 -------------------------            -----------------------------------------------------
Increased  Selling,  general  &                            995,000            G&A  costs  increased to 1,308,000 from 313,562 in
administration expenses                               Q2 - 443,000            YTD2003 as compared to  YTD2002

                                                                              G&A costs  increased  to  622,000  from  179,000 in
                                                                              Q2-2003 as compared to Q2 - 2002
------------------------                 -------------------------            -----------------------------------------------------
Increase  (decrease)  in  loss in                         (323,000)           Loss  increased  to  872,000  from  549,000 in YTD
six months ended December                                                     2003 as compared to YTD2002
31st  2002 over 2001 and  three
months ended December 31st                           Q2 - (271,000)           Loss increased  to  686,000  from  415,000  in
2002 and 2001.                                                                Q2-2003  as  compared  to  Q2  - 2002
------------------------                 -------------------------            -----------------------------------------------------

         At  December  31,  2002,  shareholder  equity  totaled  $5,465,198

LIQUIDITY  AND  CAPITAL  RESOURCES

During the YTD2003 as compared to YTD2002, our cash flow used in operations increased by almost $1,188,000 to $1,510,000 at December 31, 2002 from $321,000 as at December 31, 2001. This decrease was due to losses incurred of $872,000 increased accounts receivable of $114,000, reduced accounts payables of $254,000, increased costs and estimated earnings in excess of billings on uncompleted contracts of $129,000 and reduced billings in excess of costs and estimated earning of $446,000, and offset by increases in accrued liabilities and reduced prepaid expenses.

Over 75% of the revenues generated by Lightec in prior years was from one major contract. In the current year, delays in funding by Lightec's major customer has resulted in a marked slow down in revenue generation by Lightec. It is anticipated that the major customer will get its legislated funding during the current quarter.

        At December, 2002, we had negative working capital of approximately $5,742,000. We will require additional financing over the next twelve months to fund our operations and satisfy our debt service obligations. We financed the acquisitions of Lightec and Datadesk, in part, though the sale of our debt securities. We are obligated to repay $2,000,000 in loans to finance the Lightec acquisition. Because of delays in funding by Lightec's major customer, we have worked with the financiers and have delayed repayment for an additional 3 month period to a six month period commencing December 31, 2002. The payment of the 10% convertible debentures in the principal amount of $1,680,000 we issued in connection with the acquisition of Datadesk is due in June 2003. We have not paid the September or the December 2002 interest installments on the principal amount. Payments of the notes issued in connection with the Lightec acquisition are secured by the assets of Lightec. If we are unable to generate substantial cash flows from the operations of Lightec and Datadesk, and obtain additional financing, or restructure the indebtedness relating to the acquisitions, our ability to continue the operation of these acquired businesses and expand our other biometric security activities may be severely impaired.

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

ITEM  3.     CONTROLS  AND  PROCEDURES.

An evaluation was performed, as of December 31, 2002, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in our internal controls or other factors that could significantly affect our internal controls subsequent to December 31, 2002.




PART  II  -  OTHER  INFORMATION

Items  No.  1  Legal  Proceedings.

We  are  currently  not  a  party  to  any  legal  proceedings.

Item  2.  Changes  in  Securities

In November and December 2002, we issued 2,413,900 shares of our common stock for cash proceeds of $326,500. In October and November 2002, we issued 1,059,375 shares of our common stock pursuant to consulting agreements under which the consultant agreed to provide us with investor relation assistance, valued at $104,550. We believe that the issuance of such shares did not require registration under the Securities Act of 1933, as amended, pursuant to exemptions available under the provisions of Section 4(2) of the Securities Act.

Item  3.  Defaults  on  Senior  Securities.

None

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

None

Item  5.  Other  Information  -  None

Item  No.  6  -  Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits.

Set  forth  below  is  a  list  of the exhibits to this Quarterly Report on Form
10-QSB


Exhibition
Number                        Description
99.1                          Certificate  of  Kenneth  P. Barr pursuant to 18
                              U.S.C. # 1350, as adopted pursuant  to  section
                              906  of  the  Sarbanes-Oxley  Act  of  2002.
99.2                          Certificate  of David M. Alexander pursuant to 18
                              U.S.C. # 1350, as adopted pursuant  to  section
                              906  of  the  Sarbanes-Oxley  Act  of  2002.

(b)  Reports  on  Form  8-K

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   By:  /s/  Kenneth  Barr
                                   ------------------------------------
                                   Name:  Kenneth  Barr
Date:  February 19, 2003           Title: President and Chief Executive Officer

                                   By:  /s/David  Alexander
                                   ------------------------------------
                                   Name:  David  Alexander
Date:  February  19,  2003         Title: Chief  Financial  Officer

EXHIBITS
                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security Biometrics, Inc. \, (the "Company") on Form 10-QSB for the six month period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we certify pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, that:

     1.  The Report fully complies with the requirements of Section 13 (a) or 15
     (d)  of  the  Securities  Exchange  Act  of  1934;  and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.




     Date:  February  19,  2003                      /s/  Kenneth  Barr
                                                     ---------------------------
                                                     Ken  Barr,
                                                     Chief  Executive Officer



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


     Date:  February  19,  2003                      /s/  David  Alexander
                                                     ---------------------------
                                                     David  Alexander,
                                                     Chief  Financial Officer