Form 10QSB
period 2003-03-31
SECURITY BIOMETRICS INC
filed 2003-06-06
CIK 1101046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   Form 10-QSB

     (Mark  One)
(X)  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)
     OF  THE  SECURTIES  EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  March  31,  2003
                                    ----------------

(  ) TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)
     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from                   to
                                    ---------------      ----------------
            COMMISSION FILE NUMBER                  0-30711
                                           -------------------------

                            SECURITY BIOMETRICS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                          88-0209119
------------------------------                     -----------------------------
State  or  other  jurisdiction                     (IRS  Employer Identification
of  incorporation  or  organization                             No.)


1410  -  1030  West  Georgia  Street
Vancouver,  British  Columbia,  Canada,  V6E  2Y3
(Address  of  principal  executive  offices)

Issuer's  telephone  number:  (604)  609-7749



State the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2003

Common  Stock,  $.001  par  value                      122,403,807
---------------------------------                  ------------------
             Class                                 Number  of  shares

                            SECURITY BIOMETRICS, INC.
                                      INDEX
                                      -----


PART I

Item 1
Financial Information                                Page No.
--------------------------------------------------  -----------

Consolidated Balance Sheet March 31, 2003. . . . . . . .    3-4

Consolidated Statement of Comprehensive Loss for
 the three and nine month periods ended March 31,
 2003 & 2002 . . . . . . . . . . . . . . . . . . . . . .      5

Consolidated Statement of Operations for the three
 and nine months ended March 31, 2003 & 2002 . . . . . .      6

Consolidated Statement of Shareholders' Equity
 for the three and nine months ended March 31, 2003. . .      7

Consolidated Statement of Cash Flows for the
 three and nine months ended March 31, 2003 & 2002 . . .    8-9

Notes to Consolidated Financial Statements for the
 period ended March 31, 2003 . . . . . . . . . . . . . .  10-19

Item 2.
Management Discussion and Analysis of Results of
 Operations and Financial Condition. . . . . . . . . . .  19-22

Item 3.
Controls and Procedures.

Signatures . . . . . . . . . . . . . . . . . . . . . . .  23-24



SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  BALANCE  SHEET

                                                      MARCH 31      JUNE 30
                                                        2003         2002
                                                     (Unaudited)  (Audited)
                                                    ------------  -----------
CURRENT ASSETS
  Cash and cash equivalents. . . . . . . . . . . .  $          -  $   483,275
  Accounts and other receivable (Note 3) . . . . .       294,603      119,741
  Costs and estimated earnings in excess
     of billings on uncompleted contracts (Note 7)       154,124            -
  Inventory (Note 4) . . . . . . . . . . . . . . .       100,896       65,483
  Prepaid expenses . . . . . . . . . . . . . . . .       103,199      189,378
                                                    ------------  -----------
                                                         652,822      857,877
                                                    ------------  -----------



PROPERTY AND EQUIPMENT,
NET OF ACCUMULATED
DEPRECIATION  (NOTE 5) . . . . . . . . . . . . . .       192,951      241,550
                                                    ------------  -----------




OTHER ASSETS
  Goodwill (Note 6). . . . . . . . . . . . . . . .    10,922,798   10,933,298
  WonderNet, Ltd. Licensing Agreement. . . . . . .       187,500      187,500
  Deposits . . . . . . . . . . . . . . . . . . . .         6,522        5,874
                                                    ------------  -----------
TOTAL OTHER ASSETS . . . . . . . . . . . . . . . .    11,116,820   11,126,672
                                                    ------------  -----------

                                                    $ 11,962,593  $12,226,099
                                                    ============  ===========




SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  BALANCE  SHEET  (CONTINUED)


                                                                          MARCH 31      JUNE 30
                                                                            2003          2002
                                                                        (Unaudited)   (Audited)
                                                                        ------------  ------------
CURRENT LIABILITIES
  Bank overdraft . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   198,269   $         -
  Accounts payable - non-related parties . . . . . . . . . . . . . . .      861,175       868,285
  Accounts payable - related parties . . . . . . . . . . . . . . . . .    1,034,281       287,857
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . .      407,551       383,693
  Billings in excess of costs and estimated earnings on
    uncompleted contracts (Note 7) . . . . . . . . . . . . . . . . . .       64,446       541,245
  Corporate income taxes payable . . . . . . . . . . . . . . . . . . .      425,037       424,542
  Capital lease payable, current portion (Note 8). . . . . . . . . . .        5,230         5,230
  Notes payable, current portion (Note 9). . . . . . . . . . . . . . .    2,000,000     2,000,000
  Convertible debentures - current portion (Note 11) . . . . . . . . .    1,680,000     1,680,000
  Equipment loan, current portion  (Note 10) . . . . . . . . . . . . .        9,201        23,667
                                                                        ------------  ------------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . . . .    6,685,190     6,214,519
                                                                        ------------  ------------


LONG-TERM LIABILITIES
  Capital lease - long term portion (Note 8) . . . . . . . . . . . . .        2,764         6,411
  Equipment loan - long term portion (Note 10) . . . . . . . . . . . .        8,117         5,251
  Loan payable, non-interest bearing . . . . . . . . . . . . . . . . .        5,500             -
  Convertible debenture - long term portion (Note 11). . . . . . . . .      100,000       100,000
                                                                        ------------  ------------
TOTAL LONG-TERM LIABILITIES. . . . . . . . . . . . . . . . . . . . . .      116,381       111,662
                                                                        ------------  ------------


MINORITY INTEREST IN EQUITY OF CONSOLIDATED SUBSIDIARY (NOTE 12) . . .           77             -
                                                                        ------------  ------------


STOCKHOLDERS' EQUITY
COMMON STOCK
  Authorized - 300,000,000 shares
    $0.001 par value
  Issued and outstanding 122,403,807 shares. . . . . . . . . . . . . .      122,404       117,601
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .    7,911,495     7,346,645
  Accumulated other comprehensive loss . . . . . . . . . . . . . . . .      (11,473)       (6,989)

  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . .   (2,861,481)   (1,557,339)
                                                                        ------------  ------------
TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . . .    5,160,945     5,899,918
                                                                        ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . . . .  $11,962,593   $12,226,099
                                                                        ============  ============

See Accompanying Notes to Unaudited Consolidated Financial Statements



SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  STATEMENT  OF  COMPREHENSIVE  LOSS
(UNAUDITED)


                                              NINE MONTHS  NINE MONTHS
                                                 ENDED        ENDED
                                               MARCH 31,     MARCH 31
                                                  2003         2002
                                              ------------  ----------
NET LOSS . . . . . . . . . . . . . . . . . .  $(1,304,142)  $(846,680)
  OTHER COMPREHENSIVE LOSS
     Foreign currency translation adjustment       (4,484)     (2,211)
                                              ------------  ----------
NET COMPRENSIVE LOSS . . . . . . . . . . . .  $(1,308,626)  $(848,891)
                                              ============  ==========

See Accompanying Notes to Unaudited Consolidated Financial Statements


SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  STATEMENT  OF  OPERATIONS
(UNAUDITED)


                                                         QUARTER       QUARTER      NINE MONTHS    NINE MONTHS
                                                          ENDED         ENDED          ENDED         ENDED
                                                        MARCH 31       MARCH 31      MARCH 31      MARCH 31,
                                                          2003           2002          2003           2002
                                                      -------------  ------------  -------------  ------------
REVENUE
  Contract revenues earned . . . . . . . . . . . . .  $    302,680   $         -   $  1,209,791   $         -
  Penflow revenues . . . . . . . . . . . . . . . . .             -             -         56,561             -
  Datadesk sales . . . . . . . . . . . . . . . . . .        25,617             -        158,376             -
  Datadesk fees and royalties. . . . . . . . . . . .         6,070             -         82,783             -
                                                      -------------  ------------  -------------  ------------
TOTAL REVENUE. . . . . . . . . . . . . . . . . . . .       334,367             -      1,507,511             -
                                                      -------------  ------------  -------------  ------------

COSTS AND EXPENSES
  Cost of revenues earned. . . . . . . . . . . . . .       198,268             -        643,013             -
  Cost of sales. . . . . . . . . . . . . . . . . . .        10,800             -         95,720             -
  Bad debt . . . . . . . . . . . . . . . . . . . . .        20,000             -         20,000             -
  Depreciation . . . . . . . . . . . . . . . . . . .        17,412           705         52,575         2,406
  Selling, general and administrative. . . . . . . .       455,562       289,397      1,720,498       601,258
                                                      -------------  ------------  -------------  ------------
TOTAL COSTS AND EXPENSES . . . . . . . . . . . . . .       702,042       290,102      2,531,806       603,664
                                                      -------------  ------------  -------------  ------------
NET OPERATING LOSS . . . . . . . . . . . . . . . . .      (367,675)     (290,102)    (1,024,295)     (603,664)
   Interest expense. . . . . . . . . . . . . . . . .      (109,120)       (8,529)      (316,485)     (243,016)
   Gain on decrease in ownership of
   subsidiary. . . . . . . . . . . . . . . . . . . .        36,638             -         36,638             -
                                                      -------------  ------------  -------------  ------------
NET LOSS . . . . . . . . . . . . . . . . . . . . . .  $   (440,157)  $  (298,631)  $ (1,304,142)  $  (846,680)
                                                      =============  ============  =============  ============

NET LOSS PER COMMON SHARE
     Basic and diluted . . . . . . . . . . . . . . .  $      (0.00)  $     (0.00)  $      (0.01)  $     (0.01)
                                                      =============  ============  =============  ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
     Basic and diluted . . . . . . . . . . . . . . .   121,920,366    78,154,436    120,174,338    73,244,343
                                                      =============  ============  =============  ============


See Accompanying Notes to Unaudited Consolidated Financial Statements


SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY
FOR  THE  NINE  MONTHS  ENDED  MARCH  31,  2003
(UNAUDITED)




                                                                                     ACCUMULATED
                                                  COMMON STOCK        ADDITIONAL       OTHER
                                            ----------------------     PAID IN      COMPREHENSIVE   ACCUMULATED
                                               SHARES      AMOUNT      CAPITAL          LOSS          DEFICIT        TOTAL
                                            ------------  --------  --------------  -------------  ------------  ------------
BALANCE, JUNE 30, 2002 . . . . . . . . . .   117,601,248  $117,601  $    7,346,645  $     (6,989)  $(1,557,339)  $ 5,899,918


ISSUANCE OF COMMON STOCK FOR:
  Cash (net of $20,148 finders' fees paid)     3,743,184     3,744         461,359             -             -       465,103
  Services . . . . . . . . . . . . . . . .     1,059,375     1,059         103,491             -             -       104,550

ACCUMULATED OTHER COMPREHENSIVE
INCOME FOR THE NINE MONTH PERIOD
ENDED MARCH 31, 2003 . . . . . . . . . . .             -         -               -        (4,484)            -        (4,484)

NET LOSS FOR THE NINE MONTH PERIOD
 ENDED MARCH 31, 2003. . . . . . . . . . .             -         -               -             -    (1,304,142)   (1,304,142)
                                            ------------  --------  --------------  -------------  ------------  ------------
BALANCE, MARCH 31, 2003. . . . . . . . . .   122,403,807  $122,404  $    7,911,495  $    (11,473)  $(2,861,481)  $ 5,160,945
                                            ============  ========  ==============  =============  ============  ============


See  Accompanying  Notes  to  Unaudited  Consolidated  Financial  Statements


SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
(UNAUDITED)

                                          QUARTER     QUARTER     NINE MONTHS   NINE MONTHS
                                           ENDED        ENDED        ENDED         ENDED
                                         MARCH 31,    MARCH 31,    MARCH 31,     MARCH 31,
                                           2003         2002          2003         2002
                                        -----------  -----------  ------------  -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss . . . . . . . . . . . . . .  $ (440,157)  $ (298,631)  $(1,304,142)  $ (846,680)
  Adjustment to reconcile net loss to
      net cash provided (used) by
      operating activities
      Depreciation . . . . . . . . . .      17,412          705        52,575        2,406
      Consulting services. . . . . . .           -            -       104,550            -
      Interest expense - beneficial
        conversion feature . . . . . .           -            -             -      233,333
      Gain on decrease in ownership of
      Subsidiary . . . . . . . . . . .     (36,638)           -       (36,638)           -
  Changes in operating assets and
        liabilities:
      Accounts and other receivable. .     (65,998)      (3,119)     (174,862)        (615)
      Inventory. . . . . . . . . . . .     (41,705)           -       (35,413)           -
      Prepaid expenses . . . . . . . .      28,295       (1,375)       86,179       (1,783)
      Deposit. . . . . . . . . . . . .        (648)           -          (648)           -
      Accrued liabilities. . . . . . .     (73,822)     (30,232)       23,858      (20,489)
      Accounts payable - non-related
        parties. . . . . . . . . . . .     247,738      116,718        (7,110)      96,590
      Corporation taxes payable. . . .      (4,665)           -           495            -
      Costs and estimated profits in
        excess of billings on
        uncompleted contracts. . . . .     (24,619)           -      (154,124)           -
      Billings in excess of costs and
        estimated earnings on
        uncompleted contracts. . . . .     (30,340)           -      (476,799)           -
                                        -----------  -----------  ------------  -----------
NET CASH USED BY OPERATING
ACTIVITIES . . . . . . . . . . . . . .    (425,147)    (215,934)   (1,922,079)    (537,238)
                                        -----------  -----------  ------------  -----------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Purchase of property & equipment . .      (3,651)           -        (3,976)      (3,792)
  Increase in trademark. . . . . . . .           -       (8,042)
  Decrease (increase) in goodwill. . .           -            -        10,500            -
                                        -----------  -----------  ------------  -----------
NET CASH PROVIDED (USED) BY
INVESTING ACTIVITIES . . . . . . . . .      (3,651)           -         6,524      (11,834)
                                        -----------  -----------  ------------  -----------



SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  STATEMENT  OF  CASH  FLOWS  (CONTINUED)
(UNAUDITED)
                                                               QUARTER     QUARTER    NINE MONTHS  NINE MONTHS
                                                                ENDED       ENDED        ENDED        ENDED
                                                               MARCH 31    MARCH 31    MARCH 31     MARCH 31
                                                                 2003        2002        2003         2002
                                                              ----------  ----------  -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in bank overdraft . . . . . . . . . . . . . . . .    105,471           -      198,269           -
  Net proceeds from common stock . . . . . . . . . . . . . .    138,602           -      465,102     214,144
  Net proceeds from minority interest. . . . . . . . . . . .     36,715      36,715
  Proceeds from convertible debenture. . . . . . . . . . . .          -           -            -     100,000
  Payments on capital lease. . . . . . . . . . . . . . . . .     (1,130)        (31)      (3,647)     (1,089)
  Payments of equipment note . . . . . . . . . . . . . . . .     (3,713)          -      (11,600)          -
  Increase in loans payable. . . . . . . . . . . . . . . . .      5,500           -        5,500           -
  Increase in due to related parties . . . . . . . . . . . .    122,242     213,944      746,424     213,944
                                                              ----------  ----------  -----------  ----------
 NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . .    403,687     213,913    1,436,763     526,999
                                                              ----------  ----------  -----------  ----------

EFFECT ON EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS     (2,698)      1,647       (4,483)     (2,211)
                                                              ----------  ----------  -----------  ----------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS. . . .    (27,809)       (374)    (483,275)    (24,284)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD. . . . . .     27,809       2,236      483,275      26,146
                                                              ----------  ----------  -----------  ----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD. . . . . . . . .  $       -   $   1,862   $        -   $   1,862
                                                              ==========  ==========  ===========  ==========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION

CASH PAID DURING PERIOD FOR:
      Interest . . . . . . . . . . . . . . . . . . . . . . .  $   5,512   $   7,081   $  212,877   $   9,683
                                                              ==========  ==========  ===========  ==========

      Taxes. . . . . . . . . . . . . . . . . . . . . . . . .  $       -   $       -   $        -   $       -
                                                              ==========  ==========  ===========  ==========

NON-CASH INVESTING AND FINANCIAL ACTIVITIES

ISSUANCE OF COMMON STOCK FOR:
       Services. . . . . . . . . . . . . . . . . . . . . . .  $       -   $       -   $  104,550   $       -
                                                              ==========  ==========  ===========  ==========





See  Accompanying  Notes  to  Unaudited  Consolidated  Financial  Statements

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS


NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

ORGANIZATION  AND  NATURE  OF  BUSINESS
---------------------------------------

SECURITY  BIOMETRICS,  INC.  AND  BIOMETRICS  SECURITY,  INC.

Security Biometrics, Inc. (hereinafter referred to as "the Company") is a Nevada corporation incorporated on March 12, 1999.

On August 25, 2000, the Company acquired all of the issued and outstanding stock of Biometrics Security, Inc. (hereinafter referred to as "BSI") in exchange for 38,257,675 shares of the Company's common stock. (37,500,000 of these shares were owned by a trust whose beneficiaries were the children of a former officer of the Company). This transaction has the effect of what is commonly referred to as a "reverse acquisition" in that the Company is the legal acquirer; however, BSI is the accounting acquirer. In connection with the legal form of this transaction, BSI became a wholly-owned subsidiary of the Company. For accounting purposes, the acquisition is treated as a recapitalization of BSI rather than a business combination.

BASIS  OF  PRESENTATION

The unaudited financial statements of the Company as at March 31, 2003 and 2002, and for the nine months ended March 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and notes thereto included in the Company's Form 10-KSB for the year ended June 30, 2002. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

GOING  CONCERN

The Company experienced significant operating losses since inception. In addition, as at March 31, 2003, the Company has a working capital deficit amounting to approximately $6.0 million. The consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 16, management has developed and is starting to implement a financial reorganization plan which they believe should correct the present financial imbalance.

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of Security Biometrics, Inc. and the following subsidiaries:
               Biometrics  Security,  Inc.
               Lightec  Communications  Corp.
               Datadesk  Technologies,  Inc.
               EMedRx,  Inc.
               NetFace,  LLC  (Inactive)

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

ACCOUNTING  ESTIMATES
---------------------
Management uses estimates and assumptions in preparing consolidated financial statements in accordance with generally accepted accounting principles in the United States. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used. Significant estimates used in these financial statements include fair values and impairment analysis of the Company's Property and Equipment, Goodwill, and WonderNet, Ltd. Licensing Agreement.

REVENUE  AND  COST  RECOGNITION
-------------------------------
LIGHTEC
-------
Lightec recognizes revenues from fixed-price and modified fixed-price construction contracts on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

Revenue from time-and-materials contracts is recognized currently as the work is performed.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provision, claims change orders and settlements, are accounted for as changes in estimates in the current period.

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts", represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts", represents billings in excess of revenues recognized.

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

NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

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

ACCOUNTING  FOR  CONVERTIBLE  DEBT  SECURITIES
----------------------------------------------
The Company has issued convertible debt securities with a non-detachable conversion feature that were "in the money" at the date of issue. The Company accounts for such securities in accordance with Emerging Issues Task Force Topic 98-5. The Company has recorded the fair value of the beneficial conversion feature as an interest expense and increase in Additional Paid-In Capital.

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

NET  (LOSS)  PER  SHARE
-----------------------
The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted (loss) per share. Basic (loss) per share is computed by dividing net (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS 128, any anti-dilutive effect on net
(loss)  per  share  are  excluded.

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

LONG-LIVED  ASSETS
------------------
Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. For the nine month period ended March 31, 2003, this standard did not have a material effect on the Company's results of operations, cash flows or financial position.

DISCLOSURE  ABOUT  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
----------------------------------------------------------
The Company estimates that the fair value of all financial instruments as of March 31, 2003, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

STOCK-BASED  COMPENSATION
-------------------------
The  Company  has  elected to account for stock-based compensation following APB
No. 25 "Account for Stock Issued to Employees", and provides disclosure requirements under SFAS No. 123 "Accounting for Stock-based Compensation".

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

NOTE  2                  CASH  IN  BANK

     The Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insure up to $100,000 for approved deposits in registered financial institutions. The Company had no uninsured deposits at March 31, 2003.

NOTE  3     ACCOUNTS  AND  OTHER  RECEIVABLE

A  summary  of  accounts  and  other  receivable  is  as  follows:

Account receivable                                            $          268,624
Less: allowance for doubtful accounts, sales returns,
  and advertising incentives                                             (8,250)
                                                                         260,374
                                                              ------------------
Tax credits recoverable                                                    3,474
Stock subscription receivable                                             30,755
                                                              ------------------
Total accounts and other receivable                           $          294,603
                                                              ==================

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  4     INVENTORY
Inventory  is  comprised  of  the  following:


  Finished goods                                               $          52,416
  Raw materials                                                           52,480
                                                                ----------------
                                                                         104,896
  Allowance for inventory obsolescence                                   (4,000)
                                                                ----------------
Total inventory                                                 $        100,896
                                                                ================

NOTE  5     PROPERTY  AND  EQUIPMENT

Property  and  equipment  and  accumulated  depreciation  consists  of:


  Furniture and fixtures                                     $            98,157
  Machinery and equipment                                                125,680
  Computer equipment                                                     102,431
  Vehicles                                                                77,657
                                                              ------------------
                                                                         403,925
  Less accumulated depreciation                                          210,974
                                                              ------------------
Total property and equipment                                  $          192,951
                                                              ==================


NOTE  6           GOODWILL

The Company adopted the provisions of FASB 142 for the accounting for goodwill. According to the FASB requirements, goodwill is capitalized and not amortized. Each fiscal year, management is required to review goodwill to determine if there has been an impairment loss to recognize on the carrying value of goodwill. Management believes that there has been no significant event that would impair the goodwill for the nine months ended March 31, 2003. However, when the Company completes implementation of some of the actions included in the financial reorganization plan (See note 16), this may affect the goodwill carrying value.


Goodwill  is  comprised  of  the  following:

The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed for:

          Lightec                                                $     7,527,653
          Datadesk                                                     3,395,145
                                                                 ---------------

                                                                 $    10,922,798
                                                                ================

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS


NOTE  7          ESTIMATED  EARNINGS  ON  UNCOMPLETED  CONTRACTS


                                                                             CONTRACT #1   CONTRACT #2
Cumulated costs incurred on uncompleted contracts . . . . . . . . . . . . .  $    183,036  $     38,227
Estimated earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       143,814        11,419
                                                                             ------------  ------------
                                                                                  326,850        49,646

Less: Billings to date. . . . . . . . . . . . . . . . . . . . . . . . . . .       172,726       113,978
                                                                             ------------  ------------

Costs in excess of billings on uncompleted contracts. . . . . . . . . . . .  $    154,124  $          -
                                                                             ============  ============

Billings in excess of costs and estimated earnings on uncompleted contracts  $          -  $     64,332
                                                                             ============  ============


NOTE  8     CAPITAL  LEASE  PAYABLE

The Company acquired an office copier on a capital lease with National Leasing Group, Inc. The lease requires monthly payments of approximately $300 for 48 months including interest at 11%. Future minimum payments are as follows:

                                             December  31,  2003     $     5,230
                                             December  31,  2004           2,764
                                                                     -----------
                           Total  minimum  lease  payments                 7,994
                           Less  amount  representing  interest            1,557
                                                                     -----------

                           Present value of minimum lease payment    $     6,437
                                                                     ===========

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS


NOTE  9     NOTES  PAYABLE




                                                                                     MARCH 31
                                                                                       2003
                                                                                    ----------
MARYANNE RICHARD. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $1,000,000

On June 13, 2002, the Company issued a note payable to Maryanne Richard in the amount of $1,000,000 as part of the consideration for the purchase of LIGHTEC.
The note bears interest at 9% and currently requires $250,000 principal payments on December 31, 2002, March 31, 2003 and a final 500,000 payment on June 30,
2003. The note is secured by deposit accounts, investment property, letters of credit rights and letters of credit, rights to payments evidenced by chattel paper, rights to payments for money or funds advanced or sold and all proceeds of any and all of the above. The collateral for this security at March 31, 2003 amounted to $437,099. The security is co- equal in priority to the security granted for the $1,000,000 note payable to Synergex Group. Consideration of 8,000,000 share purchase warrants, which gives the rights to the holder to acquire one share of common stock at a price of 0.125 for a period of two years, was given to extend the repayment terms by three months to commence on December
31, 2002. The granting of share purchase warrants is subject to Lightec obtaining funding on the Bridgeport contract. As of the date of this statement, the Company has defaulted the repayments starting December 31, 2002 and the Bridgeport contract has yet to be funded, consequently, interest payments on the loan are currently in arrears

SYNERGEX GROUP PARTNERSHIP. . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,000,000

On June 11, 2002, Synergex Group Partnership loaned the Company $1,000,000 to facilitate the acquisition of Lightec. The note bears interest at 9% and currently requires $250,000 principal payments on, December 31, 2002, January
31, 2003, February 28, 2003 and March 31, 2003. The note is secured by deposit accounts, investment property, letters of credit rights and letters of credit, rights to payments evidenced by chattel paper, rights to payments for money or funds advanced or sold and all proceeds of any and all of the above. The collateral for this security at March 31, 2003 amounted to $437,099. The security is co-equal in priority to the security granted for the $1,000,000 note payable to Mary Anne Richard. Consideration of 8,000,000 share purchase warrants, which gives the rights to the holder to acquire one share of common stock at a price of $0.125 for a period of two years, was given to extend the repayment terms by three months to commence on December 31, 2002. The granting of share purchase warrants is subject to Lightec obtaining funding on the Bridgeport contract. As of the date of this statement, the Company has defaulted the repayments starting December 31, 2002 and the Bridgeport contract has yet to be funded, consequently, interest payments on the loan are currently in arrears.

                                                                                    $2,000,000
                                                                                    ==========

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  10     NOTES  PAYABLE,  EQUIPMENT


Payable to General Motors Acceptance Corporation, secured by two 2001 GMC Savanas with original costs of $46,864; payable for 36 months at $1,316 per month including interest at 4.9%.

                                                              $           17,318
                                     Less  current  portion                9,201
                                                              ------------------
                                     Long-term  portion       $            8,117
                                                              ==================

                Principal  maturities  are  as  follows:
                December  31,  2003                           $            9,201
                December  31,  2004                                        8,117
                                                              ------------------
                                                              $           17,318
                                                              ==================

NOTE 11     CONVERTIBLE DEBENTURE PAYABLE

LIBRICO PROPERTIES, LTD.. . . . . . . . . . . . . . . . . . . . .  $  100,000

On November 8, 2001, the Company issued a convertible debenture to Librico Properties, Ltd. for a minimum of 100,000 to a maximum of $1,000,000.

The debenture is unsecured, bears interest at 12% and matures on November 2, 2011.

Librico Properties, Ltd. has the option, in whole or in part, to convert the debenture into the Company's common stock at a conversion price of $0.33 per share, subject to anti-dilution adjustments. Because the interest payments on the loan are currently in arrears, the Company has breached the loan agreement; therefore, it is in default.

EDINBURGH INVESTMENTS LLC . . . . . . . . . . . . . . . . . . . .   1,680,000

On June 30, 2002, the Company issued a convertible
debenture to Edinburgh Investments LLC.  The debenture is
unsecured, matures on June 30, 2003 and accrues interest at
 10% payable quarterly.  Edinburgh has the option to convert the debenture into the Company's common stock at a
conversion price of $0.30 per share, subject to anti-dilution adjustments. Because the interest payments on the loan are
currently in arrears, the Company has breached the loan
agreement; therefore it is in default.
                                                                   ----------
                                                                    1,780,000
                Less current portion. . . . . . . . . . . . . . .   1,680,000
                                                                   ----------
                Long-term portion . . . . . . . . . . . . . . . .  $  100,000
                                                                   ==========

Future maturities on the long-term debt are as follows:
                    June 30, 2003 . . . . . . . . . . . . . . . .  $1,680,000
                    November 2, 2011. . . . . . . . . . . . . . .     100,000
                                                                   ----------
                                                                   $1,780,000
                                                                   ==========

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  12     BUSINESS  ACQUISTION

On January 21, 2003, the Company incorporated a new wholly-owned subsidiary, eMedRx, Inc. ("eMedRx") under the Company Act of the Province of British Columbia, Canada. eMedRx entered into an exclusive license agreement with the Company to develop and market its electronic medical prescription system around the world. During the period ended, March 31, 2003, eMedRx received $36,715 from new minority shareholders, which reduced the Company's investment in eMedRx to less than 100%. This resulted in a gain on disposal of subsidiary of $36,638 and an increase in minority interest of $77.

NOTE  13       STOCK  WARRANTS  AND  OPTIONS

1.  The  company  has  the  following  warrants  outstanding:

                                   NUMBER OF       PRICE         EXPIRATION
                                     SHARES       PER SHARE         DATE
                                   ----------  ---------------  -------------
                                   7,083,333*   $     0.35      June 13, 2005
                                     991,666    $     0.15      November 12, 2003


  * The Company has the right to force the conversion of those warrants if the stock price of the Company's common stock exceeds $1.20 per share for a ninety day period.

2. The Company has agreed to issue additional warrants in consideration for extension agreements on notes payable for 16,000,000 shares at $0.125 per share for a period of two years. (see Note 9)

3.  The  company  has  the  following  stock  options  outstanding:

                                   NUMBER OF       PRICE         EXPIRATION
                                     SHARES       PER SHARE         DATE
                                   ----------  ---------------  -------------
                                   5,859,091    $0.11 to $0.20  April 29 through
                                                                December 31, 2004


4.  Other  commitments  to  issue  additional  common  shares:
On April 3, 2002, the Company entered into a consultant agreement with Ladi Corp. The agreement provides that Ladi Corp. will receive 250,000 shares of common stock if the Company's common stock closes at an average ask price of $.50 per share for a period of five consecutive days and an additional 250,000 shares of common stock if the Company's common stock closes at an average price of $1.00 per share for a period of five consecutive days.


NOTE  14     STOCK  SUBSCRIPTIONS

The following schedule summarized the features and status of the current private placement offering:

Total  offering             3,000,000  stocks  at  $1,500  per  unit  ($450,000)
Private  placement unit     Each unit consists of 10,000 stocks and 10,000 stock
                            purchase warrants, each warrant entitling its holder to purchase an additional share at $0.15 for a period of 12 months after the private placement closes.
Status as of March 31, 2003 26.5 units sold raising $265,250 funds less $20,148 finder's  fees  paid.
The  stock  proceeds  have  been  included  with  stockholders  equity.

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  15     BUSINESS  SEGMENTS

SFAS Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information", requires companies to provide certain information about their operating segments. The Company has three reportable segments: Security
Biometrics,  Lightec  and  Datadesk.

Summarized financial information, concerning the Company's reportable segments for nine months ended March 31, 2003, is shown on the following table:

                                   SECURITY BIOMETRICS     LIGHTEC     DATADESK      TOTAL
                                   -------------------   ----------   ----------  ------------
Net sales to external companies.  $             56,562   $1,209,792   $ 241,159   $ 1,507,511
Operating earnings (loss). . . .            (1,040,869)     360,881    (344,307)   (1,024,295)
Total assets . . . . . . . . . .            11,347,458      499,939     115,196    11,962,593
Depreciation and amortization. .                 6,192       38,527       7,856        52,575
Capital expenditures . . . . . .                 2,876       (3,012)      4,113         3,977


NOTE  16           MANAGEMENT'S  PLANS

The Company has a $6,032,368 working capital deficit of which approximately $1,034,000 is owed to related parties, and $2,158,333 is owed to two directors. The $2,158,333 is secured by notes payable as outlined in Note 9 above. The Company has developed and is implementing a financial reorganization plan which is intended to result in a substantial realignment such that the Company's major creditors will release the Company's obligations on their debts, in return, the Company will give-up its claim on the future cash flows from the Lightec Communications' uncompleted contracts (estimated gross profit of $3.6 million). The Company also is negotiating with its related-party members to exchange their debts for partial cash and its common stocks. The Company has made noticeable progresses in the marketing of its PenFlow technology and expects these progresses to continue with the corresponding favorable impact on its ability to generate cash. Furthermore, the Company has formed a new subsidiary, eMedRx, Inc. to develop and market its electronic medical prescription system throughout the world and is also attempting to raise independent financing for eMedRx, Inc. (See Note 12), while the Company plans to raise additional capital primarily by way of equity.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

OVERVIEW

     Currently the company has a negative working capital deficit of approximately $6.0 million. The Company has entered into a memorandum of understanding with its major creditors for forgiveness of their debts in exchange for an assignment of the expected profit from the Bridgeport School District contract.


The sales outlook for the Company continues to improve. Security Biometrics, Inc. has signed several major agreements for the integration of the Company's core Penflow biometric signature authentication software.

The research and development programs continue to expand. A new subsidiary, eMedRx, Inc. has been incorporated to develop software for the medical / pharmaceutical industry.

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

History
-------

Security Biometrics, Inc. was incorporated as Great Bear Resources, Inc. in the State of Nevada on March 12, 1999 and we changed our name to Great Bear Investments, Inc. on May 25, 1999. On August 11, 2000, we changed our name to Security Biometrics, Inc. We were a development stage company whose objective was to develop and market under license and distribute dynamic biometric technologies specific to the security applications of banking and financial transactions, including dynamic gesture recognition technology, dynamic signature verification and voice recognition.

On August 22, 2000, we entered into an option agreement with DSI Datotech of Vancouver, Canada. The exercise price of the option was $8,000,000, of which we paid $320,000. On June 29, 2001, we acquired all of the outstanding membership interests of NetFace, LLC, a Connecticut limited liability company, in exchange for 20,000,000 share of our common stock. NetFace holds an option to acquire an exclusive worldwide, perpetual, royalty-free license to exploit DSI's gesture recognition technology for video games and Internet/television. The exercise price of the option is $5,000,000 plus a 20% Class B Membership of NetFace LLC. During the year ended June 30, 2002, it was decided to abandon our interests in DSI's technology.

On April 20, 2002, the Company entered into an exclusive rights and licensing distribution and partnership agreement with WonderNet Ltd. of Israel. Under this agreement, we became the exclusive distributor for North America, the Caribbean and Mexico of WonderNet's Penflow(TM) patented and proprietary Biometric Signature Authentication ("BSA") software engine, which consists of a database of user profiles and enable remote and local access to the database using the internet, smart cards, or LAN connections to verify signatures by comparison to signatures in the database. To acquire these rights, the company issued WonderNet 2,500,000 shares of common stock and agreed to pay WonderNet a 5 per cent royalty on products sold.

The agreement with WonderNet allows the company to commence sub-licensing, and marketing a proven biometric security product. We have decided to not to exercise our options with DSI Datotech at this time as we do not believe that the prototypes delivered to us are market ready at this time. Consequently, the Company expensed $320,000 in 2001 and the balance of the investment of $200,000 in 2002.

In order to assist in the development and support of providing biometric security solutions, we entered into an agreement effective March 14, 2002 to acquire the issued and outstanding shares of Lightec Communications, Corp. of Pleasant Valley, New York. Lightec is a provider of high quality telecommunications design, installation and information technology services. Lightec was established in 1994 and provides quality network design, installation, and maintenance of internal building, campus-wide, local, metropolitan and wide area network systems, primarily in the northeastern United States. On June 14, 2002, we closed the agreement to acquire Lightec by issuing 19,000,000 shares of common stock and paying $4,000,000 in cash. In connection with this acquisition, we issued 4,000,000 shares of common stock and accrued $200,000 as finder's fees under a finder's fee agreement with our Executive Vice President, Mr. Chris Farnworth.

On June 28,2002, we entered into an agreement to acquire the issued and outstanding shares of Datadesk Technologies, Inc. of Seattle, Washington. Datadesk is in the business of designing, manufacturing, and selling desktop solutions, educational computing systems, and handheld and wireless devises. Datadesk was established in 1997 and provides high quality keyboards, peripheral devises, and educational systems. On June 28,2000, we closed the agreement to acquire Datadesk Technologies, Inc. by issuing 10,999,951 shares of common stock and by lending $1,260,200 cash to Datadesk.

Until  the  acquisition of Lightec, we were a development stage company.   As of
March 14, 2002, with the acquisition of Lightec we have become an operating company. During the nine months ended March 31, 2003 ("YTD2003"), our net loss was $1,304,000 as compared to a $847,000 loss incurred during the nine month period ended March 31, 2002 ("YTD2002"), as explained in the results of operations.

Refinancing
-----------

The Company has entered into a Memorandum of Understanding with certain its larger creditors. This Memorandum is still subject to further negotiations and other conditions but it is anticipated that the final contract will be executed in the near future. Under this Memorandum Synergex, Edinburgh, Maryanne Richard, Michael Richard and David Faust have agreed to accept the assignment profits from the Bridgeport School District contract now held by Lightec Communications Corp, for a complete release of all moneys due to them by the Company. The current debt to insiders is also being negotiated for partial cash and conversion to equity. This will eliminate approximately $5.1 million of debt of the Company.

Research  and  Development
--------------------------

The Company formed a new company, eMedRx, Inc. in March 2003. The purpose of this company is to develop a secure system of electronically transmitting medical prescriptions from a doctor to a pharmacy. A key component to this technology will be the Penflow technology the Company already licenses. Although the company believes this new technology would easily gain access to the market place on its own, the anticipated changes to the HIPPA laws requiring more medical privacy will greatly increase the Company's sales potential. It is anticipated that the development costs of the Company will be financed by outside parties in exchange for equity positions in eMedRx.

The Company is in process of consolidating the operations of its Datadesk Technologies division to the Company's Vancouver office to enable the company resources to concentrate on its Penflow technology solutions and eMedRx medical / pharmaceutical technologies.

Sales
-----

The Company is continuing to sign agreements with VAR's (Value Added Resellers) and System Integrators for sales of its Penflow technology. In the meantime, the Company is actively pursuing new leads to expand its customer base.

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

 RESULTS  OF  OPERATIONS  YTD2003  AS  COMPARED  TO  YTD2002

         During the YTD2003, we have acquired Lightec Communications Corp. and Datadesk Technologies, Inc., accordingly, YTD 2003 results incorporate the financial results of Lightec and Datadesk. Comparative numbers for YTD 2002 do not reflect the results of these subsidiaries. The following schedule highlight and provides explanations to the significant changes incurred during the year:

                                   Increase
                                  (decrease)
Income Statement Item          comparing year to                             Explanation
                               year and quarter
                                  to quarter
---------------------------    ------------------   --------------------------------------------------------------------
Contract revenues earned           $    1,210,000   Billings made in excess of costs and expected
                              Q3 - $      303,000   profits totaling $541,000 were realized during
                                                    YTD2003. In the most recent contract,approximately  4.5%  of  the work  has  been completed on a $7.9 million dollar contract.
                                                    327,000  has  been  recognized  as revenue under this contract during
                                                    YTD2003,  while  only $173,000 has been to the client. Most of this contract was recognized  during  Q2  and  Q3.
---------------------------    ------------------   --------------------------------------------------------------------
Pen flow sales                     $       37,000   Represents revenues from sale of Penflow
                              Q3 - $          Nil   Products and licensees.  However, recognized
                                                    20,000 as bad debt on the sales during the 3Q.
---------------------------    ------------------   --------------------------------------------------------------------
Datadesk sales and royalties       $      241,000   Represent revenues by Datadesk. The keyboard
                              Q3 - $       32,000   sales were $26,000 in Q3 versus $30,000 in Q2.
                                                    Decreasing revenue from keyboard sales reflect
                                                    the management's intent to wind-down the
                                                    keyboard business. Royalties from license
                                                    agreements were $6,000 in Q3 versus $32,000 in
                                                    Q2.  Furthermore, there were $6,000 in
                                                    Development fees in Q3 while no Development
                                                    fees were incurred during Q2.
---------------------------    ------------------   --------------------------------------------------------------------
Cost of revenues earned            $      643,000   Direct expenses incurred earning Lightec revenues
                              Q3 - $      198,000
---------------------------    ------------------   --------------------------------------------------------------------
Cost of sales                      $       96,000   Represent direct costs of Datadesk sales
                              Q3 - $       11,000
---------------------------    ------------------   --------------------------------------------------------------------
Interest expense                   $       73,000   Comparing YTD2003 to YTD2002 interest costs
                              Q3 - $       101,00   increased to $316,000 from $243,000. Of the
                                                    243,000 expensed in YTD2002, $233,000 was
                                                    due to a beneficial conversion provision in a
                                                    convertible debenture issued. The increase is due
                                                    to $3.8 million in loans outstanding as at 2003 YTD.

                                   Increase
                                  (decrease)
Income Statement Item          comparing year to                             Explanation
                               year and quarter
                                  to quarter
---------------------------    ------------------   --------------------------------------------------------------------
Selling, general &
administrative as follows:
------------------------------------------------------------------------------------------------------------------------
- Communication costs              $      103,000   Comparing YTD2003 to YTD2002, Communication
                              Q3 - $       27,000   costs increased to $154,000 from $51,000. This
                                                    increase is due to costs of 3 offices versus 1 during
                                                    prior year.
---------------------------    ------------------   --------------------------------------------------------------------
- Employee costs                   $      211,000   Comparing YTD2003 to YTD2002, Employee costs
                              Q3 - $        2,000   increased to $482,000 from $291,000. The
                                                    increase was due to the addition of the Lightec and
                                                    Datadesk operations.
---------------------------    ------------------   --------------------------------------------------------------------
- Investor relations               $      240,000   There was little investor relation activities during the
                              Q3 - $       11,000   previous year. Most of the current investor relation
                                                    expenditures are for consulting, most of which was
                                                    paid for by way of issuance of stock.
---------------------------    ------------------   --------------------------------------------------------------------
- Marketing                        $       29,000   Marketing costs of Security Biometrics, Inc and
                              Q3 - $       (7,000)  Datadesk products. There were $24,000 marketing
                                                    costs in 2002 YTD.
---------------------------    ------------------   --------------------------------------------------------------------
- Office                           $       41,000   Comparing YTD2003 to YTD2002, Office costs
                              Q3 - $       (4,000)  increased to $127,000 from $86,000. Increased
                                                    office expenses due to costs of keeping 3 offices'
                                                    supplied and operating.
---------------------------    ------------------   --------------------------------------------------------------------
- Consulting                       $      348,000   There were no consulting expenses incurred during
                              Q3 - $      138,000   the previous year. The Increase due to effect of
                                                    hiring CEO, CFO, Executive VP and Corporate
                                                    Secretary.
---------------------------    ------------------   --------------------------------------------------------------------
- Regulatory costs                 $       23,000   Due to costs of Edgar filings. There was only minor
                              Q3 - $        5,000   regulatory expenditures in YTD2002.
---------------------------    ------------------   --------------------------------------------------------------------
- Research and development         $       76,000   Increase is due to Datadesk R&D work primarily on
                              Q3 - $        9,000   eMedRx, Inc. compared to prior year.
---------------------------    ------------------   --------------------------------------------------------------------
- Legal                            $      (26,000)  Comparing YTD2003 to YTD2002, Legal costs
                              Q3 - $      (28,000)  decreased to $70,000 from $96,000. Reduced
                                                    costs due to reduced regulatory costs.
---------------------------    ------------------   --------------------------------------------------------------------
- Other expenses                   $       72,000   Costs include rent, utilities, and auto related costs.
                              Q3 - $       12,000   Increased from prior year is due to premise costs
                                                    incurred by Datadesk and Lightec.
---------------------------    ------------------   --------------------------------------------------------------------
Increased Selling, general
 & administration expenses         $    1,119,000   S,G&A costs increased to $1,720,000 from
                              Q3 - $      166,000   601,000 in YTD2003 as compared to YTD2002.
---------------------------    ------------------   --------------------------------------------------------------------
Increase (decrease) in loss        $     457,000    Loss  increased  to  $1,304,000  from  $847,000  in
 in nine months ended March                         YTD  2003  as  compared  to  YTD2002
 31st  2003 over 2002 and
 three months ended March     Q3 - $     141,000    Loss increased to $440,000 from $299,000 in Q3-
 31st 2003 and 2002.                                2003 as compared to Q3 - 2002

At  March  31,  2003,  shareholder  equity  totaled  $5,160,945.

LIQUIDITY  AND  CAPITAL  RESOURCES

During the YTD2003 as compared to YTD2002, our cash flows used in operations increased by almost $1,385,000 to $1,922,000 at March 31, 2003 from $537,000 as at March 31, 2002. This decrease was due to losses incurred of $1,304,000, increased accounts receivable of $175,000, increased inventory of $35,000, reduced accounts payable of $7,000, increased costs and estimated earnings in excess of billings on uncompleted contracts of $154,000 and reduced billings in excess of costs and estimated earning of $477,000, and offset by increases in accrued liabilities and reduced prepaid expenses.

Over 80% of the revenues generated by Lightec in prior years was from one major contract. In the current year, delays in funding by Lightec's major customer has resulted in a marked slow down in revenue generation by Lightec. It is anticipated that the major customer will get its legislated funding during the current quarter.

FORWARD  LOOKING  STATEMENTS

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

ITEM  3.     CONTROLS  AND  PROCEDURES.

An evaluation was performed, as of March 31, 2003, under the supervision and with the participation of our management, including our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in our internal controls or other factors that could significantly affect our internal controls subsequent to March 31, 2003.


PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings.

Following a proceeding initiated by Edinburgh Investments LLC following the Company's default on its debenture, a temporary restraining order by the Clarke County (Nebraska) court on March 7th 2003. Concurrently with the signing of the Memorandum of Understanding, Edinburgh Investments LLC and the Company jointly informed the court that they were suspending any further proceeding.

Item  2.  Changes  in  Securities

During the third quarter, we issued 988,334 shares of our common stock for cash proceeds of $138,602 from the private placements. We believe that the issuance of such shares did not require registration under the Securities Act of 1933, as amended, pursuant to exemptions available under the provisions of Sections 4(2) and 4(6) of the Securities Act.

Item  3.  Defaults  on  Senior  Securities.

As mentioned, the Company has defaulted on its notes to Maryanne Richard and Synergex, and on its debentures to Librico Properties Ltd and Edinburgh Investments LLC.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

None

Item  5.  Other  Information  -  None

Item  No.  6  -  Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits.

Set  forth  below  is  a  list  of the exhibits to this Quarterly Report on Form
10-QSB

Exhibition     Description
  Number

99.1 Certificate of Michel Berty pursuant to 18 U.S.C.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certificate of Wayne Taylor pursuant to 18 U.S.C.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.


(b)  Reports  on  Form  8-K

None

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  By:  /s/  Michel  Berty
                                  -----------------------
                                  Name:  Michel  Berty
Date:  May  15,  2003             Title: Chairman  and  Chief  Executive Officer

                                  By:  /s/  Wayne  Taylor
                                  -----------------------
                                  Name:  Wayne  Taylor
Date:  May  15,  2003             Title:  Chief  Financial  Officer

                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In  connection  with  the  Quarterly  Report  of Security Biometrics, Inc., (the
"Company") on Form 10-QSB for the nine month period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we certify pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.




Date:  May  15,  2003                          /s/  Michel  Berty
                                               ------------------
                                               Michel  Berty,  Chief  Executive
                                               Officer



                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In  connection  with  the  Quarterly Report of Security Biometrics, Inc. \, (the
"Company") on Form 10-QSB for the nine month period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we certify pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Report fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


     Date:  May  15,  2003                   /s/  Wayne  Taylor
                                             ------------------
                                             Wayne  Taylor,  Chief  Financial
                                             Officer