Form 10KSB
period 2003-06-30
SECURITY BIOMETRICS INC
filed 2003-11-14
CIK 1101046

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                                   FORM  10-KSB


     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR  FISCAL  YEAR  ENDED:  JUNE  30,  2003

                                       OR

     [  ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(D)  OF  THE
             SECURITIES  EXCHANGE  ACT  OF  1934

          For  the  transition  period  from                  to
                                            ----------------    ----------------
          Commission  file  number  000-22341
                                    ---------


                            Security  Biometrics,  Inc.
                            ------------------------

                     (Exact  name  of  small  business  issuer  as
                            specified  in  its  charter)

          Nevada                              98-0209119
     -----------------                        --------------
  (State  or  other  jurisdiction             (IRS  Employer
of  incorporation  or  organization)        Identification  No.)


        1030  West  Georgia  Street,  Suite  1410, Vancouver, BC V6E 2Y3, Canada
            -------------------------------------------------------
            (Address  of  principal  executive  offices)     (Zip  Code)

Issuer's  telephone  number     604  685  7749
                                ------------------

Securities  registered  under  Section  12(b)  of  the  Act:  None
                                                            ------

Securities  registered  under  Section 12(g) of the Act: Common Stock, par value
                                                         -----------------------
$.001  per  share
  ---------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this form 10 KSB. [X ]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $  1,147,140


          As of June 30, 2003, there were 124,296,257 shares of the registrant's common stock, par value $0.001 issued and outstanding. Of these, 39,600,953 shares are held by non affiliates of the registrant. The market value of securities held by non-affiliates is approximately $ 5,742,138 based on an assumed market value per share of $ 0.145 based on the recent sale price per share of the registrant's common stock on November 14, 2003.

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes  [     ]  ;  No  [  X  ]

                       DOCUMENTS  INCORPORATED  BY  REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended ("Securities Act") -- N/A.

                                TABLE  OF  CONTENTS

ITEM  NUMBER  AND  CAPTION                                                 PAGE
--------------------------                                                 ----

          Special  Note  Regarding  Forward-Looking  Statements               3

PART I

    1.    Description of Business                                             3

    2.    Description of Property                                             5

    3.    Legal Proceedings                                                   5

    4.    Submission of Matters to a Vote of Security Holders                 5

PART II

    5.    Market for Common Equity and Related Stockholder Matters            6

    6.    Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               7

    7.    Financial Statements                                                9

    8.    Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                9

PART III

    9.    Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                  10

   10.    Executive Compensation                                             12

   11.    Security Ownership of Certain Beneficial Owners and Management.    14

   12.    Certain Relationships and Related Transactions                     16

   13.    Exhibits and Reports on Form 8 K                                   16

   14.    Controls and Procedures                                            17


                SPECIAL  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS

     Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects", "anticipates", "intends", "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Management's Discussion and Analysis of Financial
Condition and Results of Operations". You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.


                                     PART  I

DESCRIPTION  OF  BUSINESS

         BUSINESS

         Our objective is to become a leading provider of biometric solutions for improved security.

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

     The personal signature, by its nature, is a series of one of a kind hand gestures. The repeated gestures, along with subtle variations that occur each time an individual signs, are unique to that individual. It is because of these subtle variations, that two signatures by one person can never be the same. By accumulating a series of signatures for an individual, an accurate personal profile for authentication can be created.

     Signature Secure powered by PenFlow(TM) consists of a database of user profiles and enables remote and local access to the database using the internet, smart cards, or LAN connections to verify signatures by comparison to the database. Under the PenFlow(TM) system you must first register your signature by writing your name several times on a special pad using the PenFlow(TM) software so that the system can learn your signature. Once your signature has been recorded by the PenFlow(TM) system it becomes your unique pass or personal identification and when you subsequently sign your name to enter into a software controlled system, the biometrics of your signature is compared to the PenFlow(TM) database where your signature can either be accepted or rejected. We believe that based on WonderNet's experience utilizing the PenFlow(TM) technology for certain applications in Israel, that PenFlow(TM) is reliable, user friendly, and secure. PenFlow(TM) meets the requirements of the new electronic signature laws in the United States.

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

Due to the nature of market conditions during the financial year 2003 the commercial development of Penflow was slower than anticipated and resulted in write downs associated with the Wondernet License, see financial statements and notes to financial statements. However, we believe the commercial outlook is strong enough to have subsequently justified a renewal of licensing agreements in August 2003.

LIGHTEC  COMMUNICATIONS

     On June 14, 2002, we acquired Lightec Communications, Inc. through a merger with a wholly-owned subsidiary formed by us. Lightec is a provider of telecommunications design, installation and information technology services. Lightec's customer base includes governmental units, particularly school districts. We believe that Lightec's experience in bidding for government contracts and its relationships with governmental units may provide marketing opportunities for Penflow. The merger consideration consisted of 19,000,000 shares of our common stock and $4,000,000 in cash. 18,000,000 shares were issued to Maryanne Richard and 1,000,000 shares were issued to Dr. Nabil El-Hag. We financed the cash portion of the merger consideration through the issuance and sale of our 9% promissory notes, each in the principal amount of $1,000,000. These were issued to an investment partnership of which Gerard Munera, a director of our company, is the managing partner and to Maryanne Richard, the owner of Lightec. Further financing of the deal was obtained through cash flow from the operations of Lightec's business and the sale of 7,083,333 shares of our common stock (at $0.12 per share). We also entered into an employment agreement with the manager of Lightec under which we will pay him an annual salary of $150,000 and performance related bonuses 2002, 2003 and 2004.

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

     Lightec competes on the basis of quality versus price. Lightec's services are largely delivered through long term subcontractors and temporary staff. In the information technology sector, Lightec competes with large-scale project firms such as Verizon and SNET rather than maintenance shops or equipment resellers. In the general installation business Lightec competes with 20 to 30 small regional/local premise-wiring providers. In the fiber optic splicing market, Lightec competes with national and regional firms. Lightec views its real competition as the turnkey solution providers who can retain the value-added service contracts ensuring the longevity of the solution provided.

     Lightec relied on three customers for the majority of its revenues. The largest of these customers accounts for over half of Lightec's revenues. Lightec is under contract to provide supplies and services to this customer for the next three years. If Lightec were to be unable to supply requisite products or provide the needed services to any of these three customers, or if any of these customers became unable to finance the continued acquisition of these supplies and services, the impact on Lightec's earnings would be significant. Confirmation of the release of funds by customer in excess of $6 million for the 2003-2004 was received after 2003 year end.

TERMINATION OF OPTIONS TO ACQUIRE LICENSES FOR GESTURE RECOGNITION TECHNOLOGY DEVELOPED BY DSI DATOTECH SYSTEMS, INC.

     In 2002 we elected not to exercise the option held by our Biometrics Security subsidiary to acquire an exclusive worldwide royalty-free license to exploit the gesture recognition technology developed by DSI Datotech Systems, Inc. for banking and financial transactions and we do not intend to exercise the option held by our NetFace subsidiary to acquire an exclusive word-wide license for video games and Internet television.

     The exercise price of the option for the banking and financial transactions application was $8,000,000, of which we paid DSI $320,000. The exercise price of the option for the video games and Internet television application is $5,000,000, of which we have paid $200,000. Although DSI did provide us with certain working prototypes, we did not believe that any of the prototypes were readily marketable. However this technology will be reviewed in 2004 with a view to bringing this technology to the commercial market.

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

EMPLOYEES

         As of November 1st, 2003, we had eight (8) full-time employees and nine (9) part-time employees, none of whom is represented by any labor union.

ITEM  2.  DESCRIPTION  OF  PROPERTY

     We  occupy  approximately  2,500  square  feet  of  space at 1410-1030 West
Georgia Street, Vancouver, British Columbia, Canada, under a lease expiring March 31, 2004, at a base rent of approximately $2,400 per month. We also sublease approximately 1,000 square feet of serviced space at 650 5th Avenue on a month to month basis for approximately $2,500 per month. We hold a one year lease on office space in Wainscott, NY under at a cost of $500 per month. Lightec rents the space required to support its functions on a month to month basis. We believe that the locations and arrangements are highly suitable and provide adequate capacity and resources for the business at the current time. A reduction in capacity may be considered upon the expiration of the lease in Vancouver.

ITEM  3.  LEGAL  PROCEEDINGS

Subsequent to the financial year 2003 legal proceedings between Edinburgh llc, a creditor, and Security Biometrics, Inc. were brought a close with a settlement.

Neither we, nor any of our subsidiaries, is a party to any other material legal proceeding, nor, to our knowledge, is any material litigation threatened against us or our subsidiaries.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

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

PERIOD                                                                  HIGH        LOW
------                                                                 ------       ------
APRIL 1, 2003 - JUNE 30, 2003                                           $0.18       $0.10
JANUARY 1, 2003 - MARCH 30, 2003                                        $0.14       $0.07
OCTOBER 1, 2002 - DECEMBER 31, 2002                                     $0.18       $0.14
JULY 1, 2002 - SEPTEMBER 30, 2002                                       $0.19       $0.08

APRIL 1, 2002 - JUNE 30, 2002                                           $0.25       $.007
JANUARY 1, 2002 - MARCH 31, 2002                                        $0.25       $0.075
OCTOBER 1 - DECEMBER 31, 2001                                           $2.55       $0.30
JULY 1 - SEPTEMBER 30, 2001                                             $5.25       $2.35

APRIL 1 - JUNE 30, 2001                                                 $4.95       $2.25
JANUARY 1 - MARCH 31, 2001                                              $6.625      $2.50
OCTOBER 1 - DECEMBER 31, 2000                                           $6.25       $5.00
JULY 27 - SEPTEMBER 30, 2000                                            $14.00      $4.00

HOLDERS

     As of August 1st, 2003, our common stock was owned by 216 holders of record.

DIVIDENDS


     We have never declared or paid any cash dividends. It is our present policy to retain earnings to finance the growth and development of the business and, therefore, we do not anticipate paying dividends on common stock in the foreseeable future.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     The following sets forth certain information regarding sales of, and other transactions with respect to, our securities issued during the year ended June 30, 2003, which sales and other transactions were not registered pursuant to the Securities Act of 1933. Unless otherwise indicated, no underwriters were involved in such transactions.

1. From March 25, 2002 to September 16, 2002, we issued a total of 2,560,000 shares of our common stock to seven persons for consulting services. The issuance of these shares was exempt from the registration requirements of the Securities Act under Section 4(2).

2. From June 30,2002 to September 30, 2002, we issued a total of 763,740 shares of our common stock for a total of $114,561 ($0.15 per share). The issuance and sale of these shares was exempt from the registration requirements of the Securities Act under Regulation S.

3. From September 30, 2002, to December 31, 2002 we issued a total of 780,000 shares of our common stock for a total of $117,000 ($0.15 per share). The issuance and sale of these shares was exempt from the registration requirements of the Securities Act under Regulation S.

4. From December 31, 2002 to March 30, 2003 we issued a total of 1,768,333 shares of our common stock for a total of $265,250 ($0.15 per share). The issuance and sale of these shares was exempt from the registration requirements of the Securities Act under Regulation S.

5. From March 30, 2003 to June 30, 2003 we issued a total of 100,000 shares of our common stock for a total of $12,500 ($0.125 per share). The issuance and sale of these shares was exempt from the registration requirements of the Securities Act under Regulation S.

     With  respect  to  the  sales made in reliance on the exemption afforded by
Section 4(2) of the Securities Act, (i) no advertising or general solicitation was employed in offering the securities, (ii) the securities were offered to a limited number of individuals and the transfer thereof was appropriately restricted by us, (iii) all purchasers were sophisticated investors who were capable of evaluating the merits and risks of the investment and had access to the type of information that would be included in a registration statement with respect to the securities and (iv) each purchaser represented that the securities were acquired for investment and not with a view to re-sale in contravention of the registration provisions of the Securities Act.

                                          PART  III

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

     On April 20, 2002, the Company entered into an exclusive rights and licensing distribution and partnership agreement with WonderNet Ltd. of Israel. Under this agreement, we became the exclusive distributor for North America, the Caribbean and Mexico of WonderNet's Penflow(TM) patented and proprietary Biometric Signature Authentication ("BSA") software engine, which consists of a database of user profiles and enable remote and local access to the database using the internet, smart cards, or LAN connections to verify signatures by comparison to said database. To acquire these rights, we issued WonderNet 2,500,000 shares of common stock and agreed to pay WonderNet a 5 per cent royalty on products sold. Penflow's commercial performance led to write downs associated with WonderNet however, our confidence in the commercial prospects for this product going forward led us to renew the agreement in August 2003. We anticipate significantly improved commercial performance in response to increased investment in sales and marketing of the product supported by revenues from Lightec and sales of securities.

     The agreement with WonderNet allows us to commence sub-licensing, marketing a proven biometric security product. We have decided to not to exercise our options with DSI Datotech at this time as we do not believe that the prototypes delivered to us are market ready at this time. Consequently, the Company expensed $320,000 in 2001 and the balance of the investment of $200,000 in 2002.

     In order to assist in the development and support of providing biometric security solutions, we entered into an agreement effective March 14, 2002 to acquire the issued and outstanding shares of Lightec Communications, Corp. of Pleasant Valley, New York. Lightec is a provider of high quality telecommunications design, installation and information technology services. Lightec was established in 1994 and provides quality network design, installation, and maintenance of internal building, campus-wide, local, metropolitan and wide area network systems, in primarily in the northeastern United States. On June 14, 2002, we closed the agreement to acquire Lightec by issuing 19,000,000 shares of common stock and paying $4,000,000 in cash. In connection with this acquisition, we issued 4,000,000 in shares of common stock and accrued $200,000 as finder's fees under a finder's fee agreement with Chris Farnworth. Lightec has a portfolio of stable, long term contracts which we forecast will generate more than $6 million in financial year 2004. The anticipated stability of these revenues has allowed SBTI to schedule debt payments against this income stream and take steps to stabilize the balance sheet. Furthermore, the stable margins that the Lightec Communications business supports we believe will result in generation of free cash flow for the business. In addition to the revenues that have been committed by Lightec clients we believe that there are reasonable grounds to believe that there is potential for some of the contracts to increase in scope and therefore value in the coming financial year.

     On June 28,2002 we entered into an agreement to acquire the issued and outstanding shares of Datadesk Technologies, Inc. of Seattle, Washington. Datadesk was in the business of designing, manufacturing, and selling desktop solutions, educational computing systems, and handheld and wireless devices. The acquisition was closed on June 28,2000. Security Biometrics, Inc's initial strategy was to provide platform development of vertical solutions incorporating

Penflow Biometric Signature Authentication with innovative computer keyboard products being delivered by Datadesk. To this end, Security Biometrics in conjunction with Datadesk developed EmedRX to provide an electronic medical prescription solution to physicians and pharmacists, which was launched in Q1 2003.

     In order to focus the resources of SBI on its core Penflow technology and the EmedRX application it was agreed to divest SBI of the remainder of Datadesk. In order to execute the divestiture it was mutually agreed by SBI and Robert Solomon, (President of Datadesk and CTO of SBI) to cancel Mr Solomon's employment agreement with SBI and transfer ownership of Datadesk to PanPacific for a consideration of $1,000,000. The effective date of the agreement and transfer of ownership was August 20th, 2003 and is reflected in a significant reduction in goodwill in our financial statements. However, the vertical sector focus has resulted in the appointment of Mr David Dalton as a director of Security Biometrics and chairman of EmedRX USA. Mr Dalton, who is currently president and CEO of Health resources, Inc (50,000 pharmacies under contract) enjoys other roles with the Sherman Group,Medical Service Agency, MEDNET, Managed Care RX, Univec among others. Mr Dalton's more than 30 years experience in the sector has brought excellent insight and we hope it will enhance our penetration in this market.

     In order to grow the penflow business additional resources have been allocated, post 2003 year end, to market and sell the solution. We anticipate that these resources will be supported by free cash flow generated in the Lightec business, however we forecast that in the short term some additional financing provided by the sale of additional securities may be required to support these efforts. Our analysis suggests that the sales cycle for our solution, even supported by additional sales and marketing resources, is in excess of three months because of the solution's impact on client's business processes. Therefore we anticipate that the results of the investment in sales and marketing efforts may not be reflected in our revenues until Q2 or Q3 of financial year 2004.

     Until the acquisition of Lightec, we were a development stage company. As of March 14, 2002, with the acquisition of Lightec we became an operating company. During the year ended June 30 2003 our comprehensive loss was $13,575,873 or ($0.11) per share compared to June 30, 2002 ("YE2002"), when our net loss was $742,000 or $0.01 per share, reflecting charges associated with divestiture and impairment of goodwill.

         At  June  30,  2003,  shareholder  equity  (deficiency)  $(6,814,397).

LIQUIDITY  AND  CAPITAL  RESOURCES

         During the YE2003 as compared to YE2002, our cash flow provided from operations decreased from $1,418,000 million to ($898,510) million in 2003. The divestiture of Datadesk had a significant impact through the write-offs associated with the transaction.

     In addition to the cash on hand at the start of the year $615,702 was raised through proceeds from the issuance of common stock.

     At June 30, 2003, we will require additional financing over the next twelve months to fund our operations and satisfy our debt service obligations. We anticipate significant cash contributions from Lightec but believe that additional cash will be required from proceeds from sale of common stock and other sources.

     Payment of 10% convertible debentures in the principal amount of $1,680,000 issued in connection with the acquisition of Datadesk became due in June 2003. This and payments of the notes issued in connection with the Lightec acquisition are secured by the assets of Lightec. If we are unable to generate substantial cash flows from the operations of Lightec and our other operations, and unable to obtain additional financing, or restructure the indebtedness relating to the acquisitions, our ability to continue the operation of these businesses and expand our other biometric security activities may be severely impaired.

ITEM  7.  FINANCIAL  STATEMENTS

     The financial statements and supplementary data are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE  OFFICERS  AND  DIRECTORS

     NAME                       AGE                        POSITION
     ----                       ---                        --------

Michel Berty                     64           Chairman, Chief Executive Officer,
                                              President and  Director
William  Moore                   35           Chief  Financial  Officer
Christopher  Farnworth           53           Executive  Vice-President
David  Angus                     66           Director
Allan  Gibbins                   55           Director
Gerard  Munera                   67           Director
Ken  Taylor                      61           Director
Elaine  Bloom                    66           Director
Wayne  Taylor                    51           Director


     Each director is elected to hold office until the next annual meeting of stockholders and until his successor is elected and qualified. Our directors receive (CDN) $1,000 for their attendance at each board meeting and (CDN) $500 for each telephonic board meeting. It was resolved at a board meeting on September 18th 2003 in New York City that the directors would waive their fees until further notice . All officers serve at the discretion of the Board of Directors subject to the terms and conditions of their agreements with the Company as approved by the Compensation Committee.

     Kenneth Barr was a Director from September 29, 2000 and Chief Executive Officer from July 15 2000. On May 1, 2002, Mr. Barr was appointed as President and held these offices until his death on June 2nd 2003. As a result Michel Berty was asked by the board to hold the dual offices of Chairman and CEO. Michel Berty has been a Director since April 24, 2002. Mr. Berty was the Chairman and CEO of Cap Gemini USA from 1992 until he retired in April 1998. Mr. Berty is currently president of M B Y Consultants which provides services to the Information Technology industry. Mr. Berty also acts as a director for Merant Plc. (NASDAQ), Sapiens (NASD), iGate Capital Corp (NASDAQ), Dataraid (OTC); NetGain (OTC); Aserop S.A. resigned(France) and Dust S.A. (France). Mr. Berty was educated at La Sorbonne in Paris France, where he received his Ph.D. in physics and an MBA.

     Wayne Taylor served as Chief Financial Officer from 3rd March 2003 until the subsequent appointment of William Moore September 1st 2003. Mr Taylor continues to serve the board as a director and is president of FGH Insurance Agencies Ltd and has developed both creditor insurance and specialist products for some of the largest banks. Mr Taylor has held a senior management position with an international financial institution. AS the international database representative for OKRA, Mr Taylor successfully sold their software to major financial institutions. Mr Taylor's most recent success was the introduction of internet insurance products for a world leader in sports training.

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

     Elaine Bloom was appointed director in July 8, 2003. Rep. Bloom has served in the Florida legislature for more than 18 years serving on many important committees and subcommittees and authoring more than 100 major laws. Rep Bloom's career has also included being a radio talk show host, government relations consultant, and fundraiser. Rep Bloom has served on the boards of ANDRX and been general partner of the South Florida Broadcasting Corporation.

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

CERTAIN  LEGAL  PROCEEDINGS

To the knowledge of the Company, there are no material proceedings to which any director, executive officer or affiliate of the Company, owner of record or beneficially of more than 5% of any class of voting securities of the Company or any associate of any such director, executive officer or affiliate of the Company or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no other reports were required for those persons, we believe that, during the period from July 1, 2002 through June 30, 2003, all filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with.

ITEM  10.  EXECUTIVE  COMPENSATION

     Compensation in excess of $100,000 for the fiscal year ended June 30, 2003 was received by only to the executive officers below.

The following table sets forth, for the fiscal year ended June 30, 2003, compensation awarded to, earned by, or paid to those officers.

                                                                        Long  Term  Compensation
                                Annual  Compensation                  Awards               Payouts
                                                             Restricted   Securities             All Other
                                              Other Annual      Stock     Underlying     LTIP     Compen-
Name &                  -    Salary   Bonus   Compensation     Awards      Options/    Payouts     sation
Principal Position     Year  ($)       ($)         ($)           ($)       SARs (#)      ($)        ($)
Ken Bar                2003  $187,800      -            -             -    1,500,000         -           -
President and Chief
Executive Officer

Chris Farnworth
Executive Vice         2003  $126,000      -            -              -     250,000         -           -
 President

         OPTION/SAR GRANTS IN LAST FISCAL YEAR
         [INDIVIDUAL GRANTS]

The following table below contains certain information concerning stock options/SARs granted to our executive officers during the fiscal year ended June 30, 2003:

                          Number of           %age of total
                          securities          options/SARs
                          underlying          granted to        Exercise or                 Market price on
                          options/SARS        employees in      base price    Expiration    Date of Grant
Name                      granted             fiscal year       ($/share)     Date
------------------------- ------------------- ----------------- ------------- ------------- ----------------
Ken Barr                             500,000                8%         $0.11     Apr 29/04             $0.11
Ken Barr                           1,000,000               16%         $0.11      May 1/04             $0.11
Michel Berty                         400,000                           $0.11      Apr 28/04            $0.12
Chris Farnworth                      250,000                           $0.11      Apr 28/04            $0.12
Wayne Taylor                         450,000                           $0.11      Apr 28/04            $0.12

 AGGREGATED OPTION/SAR EXERCISES DURING THE FISCAL YEAR-ENDED JUNE 30, 2002
                      AND FISCAL YEAR-END OPTION/SAR VALUES

     The following table sets forth certain information concerning the number and value of securities underlying exercisable and unexercisable stock options/SARs as of the fiscal year ended June 30, 2003 by the Company's executives.

                                                  Number of securities              Value of Unexercised
                       Shares acquired on        underlying unexercised        in-the-money options/SARS at
                            Exercise         options/SARS at fiscal year-end         Fiscal Year-End($) *
                    ------------------------ -------------------------------- ------------------------------
                                 Value
Name                Number       realized    Exercisable    Unexercisable     Exercisable    Unexercisable
------------------- ------------ ----------- -------------- ----------------- -------------- ---------------
Ken Barr                340,909  $37,500     409,091
Wayne Taylor            450,000  $49,500     450,000

*  The  closing price for our common stock on June 30, 2002 was $0.11 per share.

     In 2002 we granted Mr. Barr options to purchase 1,000,000 shares of our common stock as an inducement to his employment. After Mr Barr's death in June 2003 Mr Michel Berty was appointed as chairman and CEO. He was awarded a salary of $180,000 per annum and a grant of 400,000 options.

     Christopher Farnworth is employed as our Executive Vice President -- Corporate Development under an agreement which expires in December 2003. His base annual salary is $126,000. He was awarded 250,000 options.

     Wayne Taylor employed as Chief Financial Officer until September 2003, he received a salary of 7,500/month and was awarded 450,000 options. William Moore was subsequently appointed Chief Financial Officer in September 2003 and receives a salary of $6000/month, 300,000 share signing bonus deliverable in January 2004 and 200,000 options.

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

----------------------------------------------------- ------------------------------- ----------------------
Name and address of beneficial owner                            Amount and nature of        Percent of Class
                                                            beneficial ownership (1)
----------------------------------------------------- ------------------------------- ----------------------
Kenneth Barr                                                           1,159,091 (2)                    1.4%
PO Box 56, RR4
Havelock, ON, Canada
----------------------------------------------------- ------------------------------- ----------------------
W. David Angus                                                           250,000 (3)                       *
1155 Rene Levesque Blvd.
Montreal, PQ, Canada
----------------------------------------------------- ------------------------------- ----------------------
Allan Gibbins                                                            250,000 (4)                       *
212 Westridge Drive
Kleinberg, ON Canada
----------------------------------------------------- ------------------------------- ----------------------
Gerard E. Munera                                                      10,830,000 (5)                    9.2%
16 Old Mill Road
Greenwich CT
----------------------------------------------------- ------------------------------- ----------------------
Gesture Recognition Technologies International                        37,000,000                       31.5%
Limited
c/o CIBC Trust and Merchant Bank
----------------------------------------------------- ------------------------------- ----------------------
(Barbados) Limited
Bank Warrens Street,
Michael's Bar, Barbados
----------------------------------------------------- ------------------------------- ----------------------
Michel Berty                                                          3,790,000  (6)                    3.2%
PO Box 466 Sayres Avenue
Wainscroft, New York
----------------------------------------------------- ------------------------------- ----------------------
Ken Taylor                                                              250,000  (7)                       *
1775 York Avenue, Apt. 29H
New York, New York
----------------------------------------------------- ------------------------------- ----------------------
Chris Farnworth                                                       3,440,000  (8)                    2.9%
1410 - 1030 West Georgia St
Vancouver, BC, Canada
----------------------------------------------------- ------------------------------- ----------------------
David Alexander                                                         660,000  (9)                       *
1410 - 1030 West Georgia St
Vancouver, BC, Canada
----------------------------------------------------- ------------------------------- ----------------------
Steve Henry                                                             730,000 (10)                       *
1410 - 1030 West Georgia St
Vancouver, BC, Canada
----------------------------------------------------- ------------------------------- ----------------------
Robert Solomon                                                        3,347,454 (11)                    2.1%
10598 Northeast Valley Road
Bainbridge Island, Washington
----------------------------------------------------- ------------------------------- ----------------------
Maryanne  Richard                                                    18,250,000 (12)                   15.5%
Suite 3, Charles Street
Pleasant Valley, New York
----------------------------------------------------- ------------------------------- ----------------------
Wayne Taylor                                                            850,000                            *
1410 - 1030 West Georgia Street
Vancouver, BC, Canada
----------------------------------------------------- ------------------------------- ----------------------
All officers and directors as a group (11 persons)                   43,397,454                        37.0%
----------------------------------------------------- ------------------------------- ----------------------

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

(10) Includes 450,000 shares that he may acquire upon exercise of stock options prior to April 29, 2004

(11) Includes 100,000 shares that he may acquire upon exercise of stock options prior to April 29, 2004

(12) Includes 250,000 shares that he may acquire upon exercise of stock options prior to April 29, 2004


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     On  October  9th  and  13th  we  borrowed  $100,000  from  Synergex  Group
Partnership (of which Gerrard Munera, a director of our company, is managing director) and Michel Berty our chairman and CEO to provide short finance for the operations of Lightec. The Notes are unsecured and re-payable no later than January 31st 2004 with an interest rate of 1.5% of principal per month. We believe that the terms of these loans from Synergex and Michel Berty are as favourable to us as those which we could have obtained from an unaffiliated party.

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

ITEM  13.  EXHIBITS,  AND  REPORTS  ON  FORM  8  K

     (a)     The  following  documents  are  filed  as  part  of  this  report.


1.   FINANCIAL  STATEMENTS


                        Independent  Auditors'  Report


To  the  Stockholders,
Security  Biometrics,  Inc.  And  Subsidiaries
We  have  audited  the  accompanying  consolidated  balance  sheet  of  Security
Biometrics, Inc. And Subsidiaries as of June 30, 2003 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year ended June 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Security Biometrics, Inc. And Subsidiaries as of June 30, 2002 were audited by other auditors whose report dated September 13, 2002 expressed an unqualified opinion on those statements.
We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Security Biometrics, Inc. And Subsidiaries as of June 30, 2003 and the results of its operations and its cash flows for the year ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming the Company will continue as a going concern. As discussed in
Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plan in this regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Blaine, Washington                                "AMISANO  HANSON"
November 6, 2003                                  Certified  Public  Accountants

     Independent  Auditors'  ReportF  1

     Balance  Sheet  as  of  June  30,  2003F  2

     Consolidated Statements of Operations for the years ended June 30, 2003, and 2002 F 3

     Consolidated Statements of Cash Flows for the years ended June 30, 2003 and 2002 F 4

     Consolidated  Statement  of  Stockholders'  Equity  and
     Comprehensive  Income  for  the  years  ended  June  30, 2003 and 2002 F 5



     Notes  to  Financial  Statements  F  6

2.     EXHIBITS

     (a)     The  following  exhibits  are  included  as  part  of  this report:


EXHIBIT
NUMBER                              TITLE  OF  DOCUMENT

 2.1      List  of  Subsidiaries  of  the  Registrant

 3.0      Rule  13(a)-14(a)/15(d)-14(a)  Certification  of  Principal  Executive
Officer

 3.1      Rule  13(a)-14(a)/15(d)-14(a)  Certification  of  Principal  Financial
Officer

 3.2      Section  1350  Certification  of  Chief  Executive  Officer

 3.3      Section  1350  Certification  of  Chief  Financial  Officer

---------------

     (b)     Reports  on  Form  8  K.


4.0 November 25, 2002 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On November 25, 2002, Moffitt & Company P.C. (the "Former Accountant") resigned as our principal accountants.

4.1 March 3, 2003 RESIGNATION OF REGISTRANT'S CHIEF FINANCIAL OFFICER David Alexander resigned as CFO of the registrant as of March 3, 2003, as per attached letter. Wayne A. Taylor has accepted the role of CFO.

4.2     August  20,  2003  ACQUISITION  OR  DISPOSITION  OF  ASSETS.

        Security Biometrics, Inc. (the "Company") has entered into a Stock And Note Transfer Agreement (the "Transfer Agreement") with Pan Pacifica Ltd. ("Pan Pacifica"). Pursuant to the Transfer Agreement, effective as of August 20, 2003, the Company transferred to Pan Pacifica (i) all of the Outstanding shares of Datadesk Technologies, Inc. ("Datadesk"), previously a wholly-owned subsidiary of the Company, and (ii) a promissory note payable to the Company made by Datadesk in the principal amount of $1,000,000, together with the related security interest in the assets of Datadesk.


ITEM  14.  CONTROLS  AND  PROCEDURES.

     Our principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report. During the period covered by this report, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

Security  Biometrics,  INC.


By:     /s/  Michel  Berty                          Dated:  November  14,  2003
        ------------------------------------
        Michel  Berty
Its:    Chairman  of  the  Board  of  Directors  and  Chief  Executive  Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:     /s/  Wayne  Taylor                          Dated:  November  14,  2003
        ------------------------------------
       Wayne  Taylor
Its:  Chief  Financial  Officer


By:     /s/  David  Angus                           Dated:  November  14,  2003
      ------------------------------------
      David  Angus
Its:  Director


By:     /s/  Alan  Gibbins                          Dated:  November  14,  2003
      ------------------------------------
      Alan  Gibbins
Its:  Director