Form 10KSB/A
period 2003-06-30
SECURITY BIOMETRICS INC
filed 2003-11-28
CIK 1101046

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                          FORM 10-KSB (AMENDMENT NO. 1)


     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR  FISCAL  YEAR  ENDED:  JUNE  30,  2003

                                       OR

     [  ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(D)  OF  THE
             SECURITIES  EXCHANGE  ACT  OF  1934

          For  the  transition  period  from                  to
                                            ----------------    ----------------
          Commission  file  number  000-30711
                                    ---------


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


Vancouver, Canada                                 "AMISANO  HANSON"
November 6, 2003                                  Certified  Public  Accountants

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