Form 10KSB/A
period 2003-06-30
SECURITY BIOMETRICS INC
filed 2003-12-08
CIK 1101046

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                          FORM 10-KSB (AMENDMENT NO. 2)


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

                                TABLE  OF  CONTENTS

ITEM  NUMBER  AND  CAPTION                                                 PAGE
--------------------------                                                 ----

          Special  Note  Regarding  Forward-Looking  Statements               3

PART I

    1.    Description of Business                                             3

    2.    Description of Property                                             5

    3.    Legal Proceedings                                                   5

    4.    Submission of Matters to a Vote of Security Holders                 5

PART II

    5.    Market for Common Equity and Related Stockholder Matters            6

    6.    Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               8

    7.    Financial Statements                                               11

    8.    Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                               11

PART III

    9.    Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                  12

   10.    Executive Compensation                                             14

   11.    Security Ownership of Certain Beneficial Owners and Management.    15

   12.    Certain Relationships and Related Transactions                     16

   13.    Exhibits and Reports on Form 8 K                                   18

   14.    Controls and Procedures                                            20


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

LIGHTEC  COMMUNICATIONS

On March 14, 2002, we acquired Lightec Communications, Inc. through a merger with a wholly-owned subsidiary formed by us named LT Acquisition Corp. This firm was subsequently renamed Lightec LLC and is a provider of telecommunications design, installation and information technology services. Lightec's customer base includes governmental units, particularly school districts. We believe that Lightec's experience in bidding for government contracts and its relationships with governmental units may provide marketing opportunities for Penflow. The merger consideration consisted of 19,000,000 shares of our common stock and $4,000,000 in cash. 18,000,000 shares were issued to Maryanne Richard and 1,000,000 shares were issued to Dr. Nabil El-Hag. We financed the cash portion of the merger consideration through the issuance and sale of our 9% promissory notes, each in the principal amount of $1,000,000. These were issued to an investment partnership of which Gerard Munera, a director of our company, is the managing partner and to Maryanne Richard, the owner of Lightec. Further financing of the deal was obtained through cash flow from the operations of Lightec's business and the sale of 7,083,333 shares of our common stock (at $0.12 per share). We also entered into an employment agreement with the manager of Lightec under which we will pay him an annual salary of $150,000 and performance related bonuses 2002, 2003 and 2004.

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

     Lightec relied on three customers for the majority of its revenues. The largest of these customers accounts for over half of Lightec's revenues. Lightec is under contract to provide supplies and services to this customer for the next three years. If Lightec were to be unable to supply requisite products or provide the needed services to any of these three customers, or if any of these customers became unable to finance the continued acquisition of these supplies and services, the impact on Lightec's earnings would be significant.
..

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

ITEM  3.  LEGAL  PROCEEDINGS

A settlement was reached with Edinburgh Investments LLC on August 29th 2003 covered by a stipulation for judgment by a Nevada district court. The terms of the settlement included a lien against certain future revenues resulting from certain education contracts held by SBTI, Lightec and or other SBTI subsidiaries.

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

Critical Accounting Policies

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

Principles of consolidation; the consolidated financial statements include the accounts of Security Biometrics, Inc. and the following subsidiaries:
Biometrics Security, Inc.

Netface, LLC (Inactive)
Lightec Communications Corp.
Datadesk Technologies, Inc.
eMedRx, Inc.

All material inter-company accounts and transactions have been eliminated.

Depreciation; the Company depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

Furniture and fixtures     7-10 years
Machinery and equipment    5 Years
Computer equipment         5 Years
Vehicles                   5 Years

Foreign Currency; the consolidated financial statements of the Company are measured using the United States dollar as the functional and reporting currency. Assets, liabilities and equity accounts of the Company are translated from foreign currency to United States currency at exchange rates as of the balance sheet date or historical acquisition date, depending on the nature of the account. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity.

Income Tax; provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Account estimates; management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

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

     In order to assist in the development and support of providing biometric security solutions, we entered into an agreement effective March 14, 2002 to acquire the issued and outstanding shares of Lightec Communications, Corp. of Pleasant Valley, New York. Lightec is a provider of high quality telecommunications design, installation and information technology services. Lightec was established in 1994 and provides quality network design, installation, and maintenance of internal building, campus-wide, local, metropolitan and wide area network systems, in primarily in the northeastern United States. On June 14, 2002, we closed the agreement to acquire Lightec by issuing 19,000,000 shares of common stock and paying $4,000,000 in cash. In connection with this acquisition, we issued 4,000,000 in shares of common stock and accrued $200,000 as finder's fees under a finder's fee agreement with Chris Farnworth. (Lightec has a portfolio of stable, long term contracts which we forecast will generate more than $6 million in 2004 following the confirmation of release of funds by federal government to the SLD agency for distribution in respect of these specific contracts) . The anticipated stability of these revenues has allowed SBTI to schedule debt payments against this income stream and take steps to stabilize the balance sheet. Furthermore, the stable margins that the Lightec Communications business supports we believe will result in generation of free cash flow for the business.

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

     Until the acquisition of Lightec, we were a development stage company. As of March 14, 2002, with the acquisition of Lightec we became an operating company. During the year ended June 30 2003 our comprehensive loss was $13,575,873 with a pro forma loss of ($0.11) per share compared to June 30, 2002 ("YE2002"), when our comprehensive loss was ($749,473) and our pro forma loss per share was ($0.01), reflecting charges associated with divestiture and impairment of goodwill.

         At  June  30,  2003,  shareholder  equity  (deficiency)  $(6,814,397).

LIQUIDITY  AND  CAPITAL  RESOURCES

         During the YE2003 as compared to YE2002, our cash flow used from operations decreased from $1,418,000 million to ($898,510) million in 2003. The divestiture of Datadesk had a significant impact through the write-offs associated with the transaction.

     In addition to the cash on hand at the start of the year $671,702 was raised through proceeds from the issuance of common stock.

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

CERTAIN  LEGAL  PROCEEDINGS

To the knowledge of the Company, there are no material proceedings, other than relating to the settlement reached with Edinburgh Investments LLC settled on August 29th 2003 and described in Section I, item iii to which any director, executive officer or affiliate of the Company, owner of record or beneficially of more than 5% of any class of voting securities of the Company or any associate of any such director, executive officer or affiliate of the Company or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Security Biometrics, Inc. and Subsidiaries as of June 30, 2003 and the results of their operations and their cash flows for the year ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

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


Vancouver, Canada                                   'Amisano Hanson'
November 6, 2003                                    Certified Public Accountants

     Independent  Auditors'  Report                                           F1

     Balance  Sheet  as  of  June  30,  2003                                  F2

     Consolidated  Statements  of  Operations  for  the  years  ended
     June  30,  2003,  and  2002                                              F3

     Consolidated  Statements  of  Cash  Flows  for  the  years  ended
     June  30,  2003  and  2002                                               F4

     Consolidated  Statement  of  Stockholders'  Equity  and
     Comprehensive  Income  for  the  years  ended  June  30, 2003 and 2002   F5



     Notes  to  Financial  Statements                                         F6

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