Form 10QSB
period 2003-09-30
SECURITY BIOMETRICS INC
filed 2003-12-10
CIK 1101046

UNITED  STATES
                   SECURITIES  AND  EXCHANGE  COMMISSION
                          WASHINGTON,  DC  20549

                              Form  10-QSB

     (Mark  One)
(X)  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)
     OF  THE  SECURTIES  EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  September  30,  2003
                                    --------------------

( )  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)
     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from                   to
                                    ---------------      ----------------
                        COMMISSION FILE NUMBER 000-30711
                        --------------------------------

                            SECURITY BIOMETRICS, INC.
    -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                            98-0209119
--------------------------------                    ----------------------------
 State  or other  jurisdiction                      (IRS Employer Identification
of incorporation or organization                                No.)


  1410 - 1030 West Georgia Street Vancouver, British Columbia, Canada, V6E 2Y3
  ----------------------------------------------------------------------------
                    (Address of principal executive offices)

Issuer's  telephone  number:  (604)  685-7749
                              ---------------

State the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2003

Common  Stock,  $.001  par  value                      136,160,007
---------------------------------                  ------------------
             Class                                 Number  of  shares

                        SECURITY  BIOMETRICS,  INC.

                                 INDEX
                                 -----


PART  I

Item  1
Financial  Information                                      Page  No.
-----------------------------------------------------      -----------

Consolidated  Balance  Sheet  September  30,  2003. . . . . . .3-4

Consolidated  Statement  of  Comprehensive  Loss  for
 the three month periods ended September 2003 & 2002. . . . . .  5

Consolidated Statement of Operations for the three
 months  ended  September  2003  &  2002. . . . . . . . . . . .  6

Consolidated  Statement  of  Shareholders'  Equity
 for  the  three  ended  September  30,  2003 . . . . . . . . .  7

Consolidated  Statement  of  Cash  Flows  for  the
 three  months  ended  September,  30  2003  &  2002. . . . . .8-9

Notes to Consolidated Financial Statements for the
 period  ended  September  30,  2003. . . . . . . . . . . . .10-20

Item  2.
Management Discussion and Analysis of Results of
 Operations  and  Financial  Condition. . . . . . . . . . . .21-25

Item  3.
Controls  and  Procedures.

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .26-27

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  BALANCE  SHEET

                                                                  SEPTEMBER 30,     JUNE 30,
                                                                      2003            2003
                                                                   (Unaudited)      (Audited)
CURRENT ASSETS
Cash and cash equivalents. . . . . . . . . . . . . . . . . . .   $      152,347   $      4,092
Accounts receivable. . . . . . . . . . . . . . . . . . . . . .          172,460         94,634
Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . .            8,366              -
Prepaid expenses and other assets. . . . . . . . . . . . . . .           77,038         19,064
Current assets of discontinued operations. . . . . . . . . . .                -        137,270
                                                                 ---------------  -------------
                                                                        410,211        255,060
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
 DEPRECIATION. . . . . . . . . . . . . . . . . . . . . . . . .           64,619         65,018

LONG-TERM ASSETS OF DISCONTINUED OPERATIONS. . . . . . . . . .                -         23,783
                                                                 ---------------  -------------
                                                                 $      474,830   $    343,861
                                                                 ===============  =============

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  BALANCE  SHEET  (CONTINUED)

                                                                  SEPTEMBER 30,     JUNE 30,
                                                                      2003            2003
                                                                   (Unaudited)      (Audited)
CURRENT LIABILITIES
Accounts payable and accrued liabilities - non-related parties.  $      974,610   $    686,762
Accounts payable and accrued liabilities - related parties. . .       1,532,041      1,540,704
Corporate income taxes payable. . . . . . . . . . . . . . . . .         424,542        424,542
Capital lease payable . . . . . . . . . . . . . . . . . . . . .           4,794          5,230
Notes payable . . . . . . . . . . . . . . . . . . . . . . . . .       2,000,000      2,000,000
Convertible debentures. . . . . . . . . . . . . . . . . . . . .       1,680,000      1,780,000
Current liabilities of discontinued operations. . . . . . . . .               -        719,955
                                                                 ---------------  -------------
TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . .       6,615,987      7,157,193
                                                                 ---------------  -------------


LONG-TERM LIABILITIES
  Capital lease - long term portion . . . . . . . . . . . . . .               -            872
  Minority interest in equity of consolidated subsidiary. . . .             121            193
                                                                 ---------------  -------------
TOTAL LONG-TERM LIABILITIES . . . . . . . . . . . . . . . . . .             121          1,065
                                                                 ---------------  -------------


STOCKHOLDERS' DEFICIENCY
COMMON STOCK
  Authorized - 300,000,000 shares $0.001 par value
  Issued and outstanding 136,160,007 shares . . . . . . . . . .         136,160        124,296
  Additional paid-in capital. . . . . . . . . . . . . . . . . .       9,185,046      8,201,508
  Accumulated other comprehensive loss. . . . . . . . . . . . .          (6,453)        (5,247)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . .     (15,456,031)   (15,134,954)
                                                                 ---------------  -------------
TOTAL STOCKHOLDERS' DEFICIENCY. . . . . . . . . . . . . . . . .      (6,141,278)    (6,814,397)
                                                                 ---------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY. . . . . . . . .  $      474,830   $    343,861
                                                                 ===============  =============

See  Accompanying  Notes

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  STATEMENT  OF  COMPREHENSIVE  LOSS
(UNAUDITED)


                                          THREE MONTHS     THREE MONTHS
                                              ENDED            ENDED
                                          SEPTEMBER 30,    SEPTEMBER 30,
                                              2003             2002
                                         ---------------  --------------
NET LOSS. . . . . . . . . . . . . . . .  $     (321,077)  $     (185,802)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment          (1,206)            (820)
                                         ---------------  --------------
COMPREHENSIVE LOSS. . . . . . . . . . .  $     (322,283)  $     (184,982)
                                         ===============  ===============


See  Accompanying  Notes

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  STATEMENT  OF  OPERATIONS
(UNAUDITED)

                                                      THREE MONTHS     THREE MONTHS
                                                          ENDED            ENDED
                                                      SEPTEMBER 30,    SEPTEMBER 30,
                                                          2003             2002
                                                     ---------------  ---------------
REVENUE
Contract revenues earned. . . . . . . . . . . . . .  $      158,700   $      667,534
Other revenues. . . . . . . . . . . . . . . . . . .          12,067           10,000
                                                     ---------------  ---------------
TOTAL REVENUE . . . . . . . . . . . . . . . . . . .         170,767          677,534
                                                     ---------------  ---------------

COSTS AND EXPENSES
Cost of revenues earned . . . . . . . . . . . . . .          77,111          200,962
Interest expense. . . . . . . . . . . . . . . . . .          90,189           95,295
Selling, general and administrative . . . . . . . .         684,477          487,755
                                                     ---------------  ---------------
TOTAL COSTS AND EXPENSES. . . . . . . . . . . . . .         851,777          784,012
                                                     ---------------  ---------------
LOSS FROM CONTINUING OPERATIONS . . . . . . . . . .        (681,010)        (106,478)

OTHER ITEM
Income (loss) from discontinued operations. . . . .         359,933          (79,324)
                                                     ---------------  ---------------
NET LOSS. . . . . . . . . . . . . . . . . . . . . .  $     (321,077)  $     (185,802)
                                                     ===============  ===============

NET LOSS PER COMMON SHARE
Basic and diluted . . . . . . . . . . . . . . . . .  $        (0.00)  $        (0.00)
                                                     ===============  ===============

WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING
Basic and diluted . . . . . . . . . . . . . . . . .     124,995,093      118,853,383
                                                     ===============  ===============


See  Accompanying  Notes

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY
(UNAUDITED)

                                                                          ACCUMULATED
                                   COMMON STOCK           ADDITIONAL         OTHER
                           ---------------------------      PAID IN      COMPREHENSIVE    ACCUMULATED
                              SHARES         AMOUNT         CAPITAL          LOSS          DEFICIT         TOTAL
                           -------------  ------------  ---------------  -------------  -------------  -------------
BALANCE, JUNE 30, 2003. .   124,296,257   $    124,296  $    8,201,508   $     (5,247)  $(15,134,954)  $ (6,814,397)
ISSUANCE OF COMMON
 STOCK FOR:
Cash (net of $36,401
 finders' fees paid). . .    10,263,750         10,264         809,485              -              -        819,749
Issuance of shares for
 services . . . . . . . .       500,000            500          74,500              -              -         75,000
Issuance of shares to
 settle debt. . . . . . .     1,100,000          1,100          98,900              -              -        100,000
Issuance of common stock
 by subsidiary. . . . . .             -              -             653              -              -            653
OTHER COMPREHENSIVE
 LOSS FOR  THE THREE
 MONTHS PERIOD ENDED
 SEPTEMBER 30,  2003. . .                                                      (1,206)             -         (1,206)
NET LOSS FOR THE THREE
 MONTHS PERIOD ENDED
 SEPTEMBER 30, 2003 . . .             -              -               -              -       (321,077)      (321,077)
                           -------------  ------------  ---------------  -------------  -------------  -------------
BALANCE, SEPTEMBER 30,
2003. . . . . . . . . . .   136,160,007   $    136,160  $    9,185,046   $     (6,453)  $(15,456,031)  $ (6,141,278)
                           =============  ============  ===============  =============  =============  =============

See  Accompanying  Notes

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
(UNAUDITED)

                                                                   THREE MONTHS     THREE MONTHS
                                                                       ENDED            ENDED
                                                                   SEPTEMBER 30,    SEPTEMBER 30,
                                                                       2003             2002
                                                                  ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations. . . . . . . . . . . . . . .  $     (681,010)  $     (106,478)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .           2,487           14,547
Consulting services. . . . . . . . . . . . . . . . . . . . . . .          12,500          102,800
Changes in operating assets and liabilities:
Accounts receivable. . . . . . . . . . . . . . . . . . . . . . .         (77,826)         (49,408)
Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . .          (8,366)         (10,927)
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .           4,526           16,455
Accounts payable and accrued liabilities . . . . . . . . . . . .         279,185           36,723
Corporation income taxes payable . . . . . . . . . . . . . . . .               -            4,929
Costs and estimated profits in excess of billings on . . . . . .               -          (31,537)
 uncompleted contracts
Billings in excess of costs and estimated earnings on. . . . . .               -         (541,245)
 uncompleted contracts
                                                                  ---------------  ---------------
NET CASH USED BY OPERATING ACTIVITIES. . . . . . . . . . . . . .        (468,504)        (564,141)
                                                                  ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment . . . . . . . . . . . . . . .          (2,087)          (2,623)
Advances to subsidiary - discontinued operations . . . . . . . .        (198,969)        (153,146)
                                                                  ---------------  ---------------
NET CASH USED BY INVESTING ACTIVITIES. . . . . . . . . . . . . .  $     (201,056)  $     (155,769)
                                                                  ---------------  ---------------

See  Accompanying  Notes

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  STATEMENT  OF  CASH  FLOWS  (CONTINUED)
(UNAUDITED)

                                                                   THREE MONTHS     THREE MONTHS
                                                                       ENDED            ENDED
                                                                   SEPTEMBER 30,    SEPTEMBER 30,
                                                                       2003             2002
                                                                  ---------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in bank overdraft. . . . . . . . . . . . . . . . . . .   $            -   $       70,983
Net proceeds from common stock. . . . . . . . . . . . . . . . .          820,329          203,611
Payments on capital lease . . . . . . . . . . . . . . . . . . .           (1,308)            (457)
Payments of equipment note. . . . . . . . . . . . . . . . . . .                -           (5,103)
                                                                  ---------------  ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . .          819,021          269,034
                                                                  ---------------  ---------------

EFFECT ON EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS. .           (1,206)             820
                                                                  ---------------  ---------------


NET INCREASE (DECREASE) IN CASH AND CASH. . . . . . . . . . . .          148,255         (450,056)
 EQUIVALENTS FROM CONTINUING OPERATIONS

DECREASE IN CASH FROM DISCONTINUED OPERATIONS . . . . . . . . .                -           (1,431)
 - NOTE 3

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD . . . . . . .            4,092          483,275
                                                                  ---------------  ---------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD . . . . . . . . . .   $      152,347   $       31,788
                                                                  ===============  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
CASH PAID DURING PERIOD FOR:
Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $            -   $       95,517
                                                                  ===============  ===============
Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $            -   $            -
                                                                  ===============  ===============

NON-CASH INVESTING AND FINANCIAL ACTIVITIES

ISSUANCE OF COMMON STOCK FOR:
Prepaid expense . . . . . . . . . . . . . . . . . . . . . . . .   $       62,500   $            -
                                                                  ===============  ===============
Services. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $       12,500   $      102,800
                                                                  ===============  ===============
Settle convertible debentures . . . . . . . . . . . . . . . . .   $      100,000   $            -
                                                                  ===============  ===============


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

The Company is a holding company for subsidiary acquisitions. The Company and its subsidiaries intend to develop, market under license, and distribute dynamic biometric technologies.

BASIS  OF  PRESENTATION
The unaudited financial statements of the Company as at September 30, 2003 and 2002, and for the three months ended September 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and notes thereto included in the Company's Form 10-KSB for the year ended June 30, 2003. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

GOING  CONCERN
The Company experienced significant operating losses since inception. In addition, as at September 30, 2003, the Company has a working capital deficit amounting to approximately $6.2 million. The consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. Management has negotiated a financial reorganization plan which the Company believes should address some or all of its present financial condition.

PRINCIPLES  OF  CONSOLIDATION
The consolidated financial statements include the accounts of Security Biometrics, Inc. and the following subsidiaries:

                    Biometrics  Security,  Inc.
                    Lightec  Communications  Corp.
                    Datadesk Technologies, Inc. (disposed on August 20, 2003) EMedRx, Inc.
                    NetFace,  LLC  (Inactive)

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

ACCOUNTING  ESTIMATES
---------------------
Management uses estimates and assumptions in preparing consolidated financial statements in accordance with generally accepted accounting principles in the United States. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used. Significant estimates used in these financial statements include fair values and impairment analysis of the Company's Property and Equipment.

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

INCOME  TAXES
-------------
Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in Statement of Financial Accounting Standards ("SFAS") SFAS No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

NET  (LOSS)  PER  SHARE
-----------------------
The Company adopted SFAS No. 128 that requires the reporting of both basic and diluted (loss) per share. Basic (loss) per share is computed by dividing net
(loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS No. 128, any anti-dilutive effect on net (loss) per share are excluded.

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

LONG-LIVED  ASSETS
------------------
SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. For the three month period ended September 30, 2003, this standard did not have a material effect on the Company's results of operations, cash flows or financial position.

DISCLOSURE  ABOUT  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
----------------------------------------------------------
The Company estimates that the fair value of all financial instruments as of September 30, 2003, as defined in SFAS No. 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

STOCK-BASED  COMPENSATION
-------------------------
The  Company  has  elected to account for stock-based compensation following APB
No. 25 "Account for Stock Issued to Employees", and provides disclosure requirements under SFAS No. 123 "Accounting for Stock-based Compensation", as amended by FASB No. 148, Accounting for Stock-based Compensation - Transition and Disclosure, an amendment of SFAS No. 123.

STOCK  ISSUED  BY  SUBSIDIARY
-----------------------------
The issuance of stock by a subsidiary to third parties reduces the proportionate ownership interest in the investee. The subsidiary's plan is to continue raising funds through private placements and as a result, the additional equity raised has been included in additional paid-in capital.

COMPREHENSIVE  INCOME
---------------------
The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income is comprised of foreign currency translation adjustments.

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

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  2     DISPOSITION  OF  DISCONTINUED  OPERATIONS

During the three month period ended September 30, 2003, the Company entered into a Stock and Note Transfer Agreement (the "Transfer Agreement") with Pan Pacifica Ltd. ("Pan Pacifica"), effective as of August 20, 2003, to transfer all of the outstanding shares of Datadesk, a wholly-owned subsidiary of the Company, and a promissory note payable to the Company made by Datadesk in the principal amount of $1,000,000, together with the related security interest in the assets of
Datadesk  to  Pan  Pacifica.   The  Transfer  Agreement  was  entered  into
simultaneously with a settlement agreement between the Company and its former officer. In connection with the settlement, the Company transferred available funds in the amount of $151,020 to Pan Pacifica.

The Company realized a net gain on the disposal of Datadesk subsidiary of $382,073 which was recognized at the date of disposition. The realized gain is net of approximately $47,949 transaction costs.

NOTE  3     STATEMENT  OF  CASH  FLOWS

Loss  from  discontinued  operations  is  as  follows:

                                                                    2003        2002
                                                                 ----------  ----------
Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   6,431   $ 177,901
Direct expenses . . . . . . . . . . . . . . . . . . . . . . . .          -      28,025
                                                                 ----------  ----------
                                                                     6,431     119,876
Gross profit

Administrative and General. . . . . . . . . . . . . . . . . . .    (28,571)   (198,978)
Interest expenses . . . . . . . . . . . . . . . . . . . . . . .          -        (222)
                                                                 ----------  ----------
Net operating loss. . . . . . . . . . . . . . . . . . . . . . .    (22,140)    (79,324)
Other item
Gain on disposition of subsidiary . . . . . . . . . . . . . . .    382,073           -
                                                                 ----------  ----------
Income (loss) from discontinued operations for the period . . .  $ 359,933   $ (79,324)
                                                                 ==========  ==========

Cash flows from discontinued operations are as follows:
                                                                    2003        2002
                                                                 ----------  ----------
Operating Activities
Net income (loss) for the period. . . . . . . . . . . . . . . .  $ 359,933   $ (79,324)
Items not involving cash:
Amortization of capital assets. . . . . . . . . . . . . . . . .          -       3,283
Gain on disposition of subsidiary . . . . . . . . . . . . . . .   (382,073)          -
Changes in non-cash working capital balances consist of:
Accounts receivable . . . . . . . . . . . . . . . . . . . . . .     (2,910)    (21,850)
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .      2,375       9,148
Accounts payable and accrued liabilities. . . . . . . . . . . .   (182,198)    (63,237)
                                                                 ----------  ----------
                                                                  (204,873)   (151,980)
                                                                 ----------  ----------
Investing Activity
Purchase of capital assets. . . . . . . . . . . . . . . . . . .          -      (2,597)
                                                                 ----------  ----------

Financing Activities
Bank indebtedness . . . . . . . . . . . . . . . . . . . . . . .      5,904           -
Due to related party. . . . . . . . . . . . . . . . . . . . . .    198,969     153,146
                                                                 ----------  ----------
                                                                   204,873     153,146
                                                                 ----------  ----------
Decrease in cash from discontinued operations during the period  $       -   $  (1,431)
                                                                 ==========  ==========

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  4     ACCOUNTS  RECEIVABLE

A  summary  of  accounts  and  other  receivable  is  as  follows:


Account receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $173,942
Less: allowance for doubtful accounts, sales returns, and advertising incentives   (10,995)
                                                                                  ---------
                                                                                   162,947
Tax credits recoverable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,513
                                                                                  ---------

Total accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $172,460
                                                                                  =========

NOTE 5     PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation consists of:

Furniture and fixtures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 64,198
Computer equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18,114
                                                                                  ---------
                                                                                    82,312
Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . .   (17,693)
                                                                                  ---------
Total property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 64,619
                                                                                  =========


NOTE  6     CAPITAL  LEASE  PAYABLE

The Company acquired an office copier on a capital lease with National Leasing Group, Inc. The lease requires monthly payments of approximately $400 for 48 months including interest at 11% per annum. Future minimum payments are as follows:

June 30, 2004. . . . . . . . . . . . .  $ 5,230
June 30, 2005. . . . . . . . . . . . .      872
                                        --------

Total minimum lease payment. . . . . .    6,102
Less amount representing interest. . .   (1,308)
                                        --------
Present value of minimum lease payment  $ 4,794
                                        ========

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  7     NOTES  PAYABLE

                                                                                  SEPTEMBER 30,
                                                                                      2003
                                                                                  -------------
MARYANNE  RICHARD
On  June  13, 2002, the Company issued a note payable to Maryanne Richard in the amount  of  $1,000,000 as part of the consideration for the purchase of Lightec.
The note bears interest at 9% and currently requires $250,000 principal payments on  September  30, 2002, December 31, 2002 and a final $500,000 payment on March
31,  2003.  Included in accrued liabilities at September 30, 2003 is $116,877 of accrued interest.  The note is secured by deposit accounts, investment property, letters  of credit rights and letters of credit, rights to payments evidenced by chattel  paper,  rights  to payments for money or funds advanced or sold and all proceeds  of  any and all of the above.  The security is co-equal in priority to the  security  granted  for  the  $1,000,000  note  payable  to  Synergex Group.
Consideration  of  8,000,000  stock purchase warrants, which gives the rights to the  holder  to  acquire  one  share  of common stock at a price of $0.125 for a period  of two years, was given to extend the repayment terms by three months to commence  on  December  31,  2002.  The  granting  of stock purchase warrants is subject  to Lightec obtaining funding on the Bridgeport contract. As of the date of  this  statement,  the Company has defaulted the repayments starting December
31,  2002.  Interest  payments  on  the  loan  are  currently  in  arrears.

Pursuant  to  an agreement dated October 29, 2003, the Company has agreed to set the principal of the note at $1,105,000 ("new principal").  Interest will accrue on  the  new principal at the rate of 9% per annum commencing on the date of the first  receipt  of  funds from the Bridgeport School contract.  Payments against the  new principal and accrued interest will commence once the $281,500 included in  accounts payable - related entities, has been repaid.  This $281,500 is owed to  Mike  Richard  (a  former  director  of  Lightec)  pursuant to an employment contract.  9%  of  the  receipts  from  the  Bridgeport  School contract will be applied  against  these  debts.
                                                                                  $   1,000,000

SYNERGEX  GROUP  PARTNERSHIP
On June 11, 2002, Synergex Group Partnership loaned the Company $1,000,000 to facilitate the acquisition of Lightec. The note bears interest at 9% and currently requires $250,000 principal payments on September 30, 2002, October
31, 2002, November 30, 2002 and December 31, 2002. Included in accrued liabilities at September 30, 2003 is $117,370 of accrued interest. The note is secured by deposit accounts, investment property, letters of credit rights and letters of credit, rights to payments evidenced by chattel paper, rights to payments for money or funds advanced or sold and all proceeds of any and all of the above. The security is co-equal in priority to the security granted for the $1,000,000 note payable to Mary Anne Richard. Consideration of 8,000,000 stock purchase warrants, which gives the rights to the holder to acquire one share of common stock at a price of $0.125 for a period of two years, was given to extend the repayment terms by three months to commence on December 31, 2002. The granting of share purchase warrants is subject to Lightec obtaining funding on the Bridgeport contract. As of the date of this statement, the Company has defaulted the repayments starting December 31, 2002. Interest payments on the loan are currently in arrears.

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  7     NOTES  PAYABLE  (CONTINUED)


Pursuant to an agreement dated September 12, 2003, the Company is required to pay the following:

i) pay the principal plus all interest accrued in the outstanding principal balance at the rate of 9% per annum from the date of receipt of the first payment related to the Bridgeport School contract until paid in full;

ii)  pay  no  less  than 7.4% of all money received on account of the Bridgeport
School  contract  until  paid  in  full.
                                                                                      1,000,000
                                                                                  -------------
                                                                                  $   2,000,000
                                                                                  =============

NOTE  8     CONVERTIBLE  DEBENTURE  PAYABLE

                                                                                  SEPTEMBER 30,
                                                                                      2003
                                                                                  -------------
EDINBURGH INVESTMENTS LLC
On  June  30,  2002,  the  Company  issued  a convertible debenture to Edinburgh
Investments  LLC ("Edinburgh").  The debenture is unsecured, matured on June 30,
2003 and accrues interest at 10% payable quarterly.  Edinburgh has the option to convert  the  debenture into the Company's common stock at a conversion price of
$0.30  per  share,  subject  to  anti-dilution adjustments. Because the interest payments  on the loan are currently in arrears and the Company has defaulted the payment  on  June  30,  2003,  the  Company  has  breached  the  loan agreement.

On August 29, 2003, Edinburgh obtained a court order for settlement against the Company requiring the Company to pay the following:

i)  pay  Edinburgh  $50,000  on each of September 30, 2003, October 31, 2003 and
November  28,  2003  ($150,000  paid);

ii)  pay Edinburgh the accrued interest for September 30, 2003 onward on January
5,  2004,  April  5,  2004,  July  15,  2004  and  October  5,  2004;

iii)  pay  Edinburgh  15%  of  all  funds  received  from  the Bridgeport School contract until the principal and interest is fully paid;  deliver to Edinburgh a five  year  warrant  to purchase 13,440,000 common stock at an exercise price of
$0.15  per  share
                                                                                  $   1,680,000
                                                                                  =============

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  9     STOCK  WARRANTS  AND  OPTIONS

1.     The  company  has  the  following  warrants  outstanding:

              NUMBER       PRICE         EXPIRATION
            OF SHARES    PER SHARE          DATE
            ----------  ------------  -----------------
            1,810,000   $     0.15    February 17, 2004
               20,000   $     0.15    February 27, 2004
            7,083,333*  $     0.15    June 13, 2005
           12,019,880   $     0.15    September 18, 2005

* The Company has the right to force the conversion of these warrants if the stock price of the Company's common stock exceeds $1.20 per share for a ninety day period.

2. The Company has agreed to issue additional warrants in consideration for extension agreements on notes payable for 16,000,000 shares at $0.125 per share for a period of two years (see Note 7)

3. During the period, the Company settled $100,000 of convertible debentures by issuing 1,100,000 shares and agreed to issue 1,100,000 warrants entitling the holder thereof the right to purchase one common share for each warrant held at $0.15 per share for a period of two years.

4. Pursuant to a court order, the Company is required to issue 13,440,000 warrants as part of a settlement of it's convertible debentures. Each warrant entitles the holder thereof the right to acquire one common share at $0.15 per share for a period of five years (see Note 8).

5.     Stock-based  Compensation  Plan

On April 29, 2002, the Company adopted the 2002 employee stock option plan for the purpose of providing an incentive based form of compensation to the officers, directors, key employees and service providers of the Company. These options were granted with an exercise price equal to the market price of the Company's stock on the date of the grant.

                                                      September 30, 2003
                                                  --------------------------
                                                                Weighted
                                                  Optioned       Average
                                                   Shares    Exercise Price
                                                  ---------  ---------------
Outstanding, beginning of the year . . . . . . .  4,234,091  $          0.11
Granted. . . . . . . . . . . . . . . . . . . . .  4,050,000             0.12
                                                  ---------  ---------------

Outstanding and exercisable at end of the period  8,284,091  $          0.11
                                                  =========  ===============

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  9     STOCK  WARRANTS  AND  OPTIONS  (CONTINUED)

At September 30, 2003 the following consultant or employee and director common share purchase options were outstanding and exercisable entitling the holders thereof the right to purchase one common share for each share purchase option held:

              NUMBER       PRICE         EXPIRATION
            OF SHARES    PER SHARE          DATE
            ----------  ------------  -----------------
            2,859,091   $     0.11    April 28, 2004
            1,000,000   $     0.11    April 30, 2004
              100,000   $     0.20    June 20, 2004
               50,000   $     0.17    October 7, 2004
              100,000   $     0.14    October 14, 2004
            4,000,000   $     0.11    July 6, 2005
               50,000   $     0.11    August 31, 2005
              125,000   $     0.11    June 27, 2012
            ----------
            8,284,091
            ==========

The Company accounts for its stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and its related interpretations.

Under SFAS No. 123, if the Company elects to follow APBO No. 25, in respect to the employees stock options, it is required to present pro-forma information as to the effect on income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of that statement. Had compensation cost been determined based on the fair value at the grant dates for those options issued to officers, directors and employees, the Company's net loss and loss per share would have been adjusted to the pro-forma amounts indicated below:

                                        September 30,
                                      2003        2002
                                   ----------  ----------
Net loss. . . . . . . . . . . . .  $(321,077)  $(185,802)
Pro-forma adjustment for SFAS 123   (283,500)          -
                                   ----------  ----------

Pro-forma net loss. . . . . . . .  $(604,577)  $(185,802)
                                   ==========  ==========

Pro-forma net loss per share. . .  $   (0.01)  $   (0.00)
                                   ==========  ==========

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  9     STOCK  WARRANTS  AND  OPTIONS  (CONTINUED)

The fair value of these options was estimated at the date of the grant using the following weighted average assumption:

                                                                          2003
                                                                        --------
Volatility  factor  of  expected  market  price  of  company's  shares     199%
Dividend  yield                                                              0%
Weighted  average  expected  life  of  stock  options                   2  years
Risk-free  interest  rate                                                    5%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected share price volatility. The Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect fair value estimates.

NOTE  10     BUSINESS  SEGMENTS

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", requires companies to provide certain information about their operating segments. The Company has three reportable segments: Security Biometrics, Lightec, and eMedRx.

Summarized financial information, concerning the Company's reportable segments for three months ended September 30, 2003, is shown on the following table:

                                    SECURITY
                                   BIOMETRICS   LIGHTEC    EMEDRX      TOTAL
                                  ------------  --------  ---------  ----------
Net sales to external companies.  $    12,067   $158,700  $      -   $ 170,767
Operating earnings (loss). . . .     (736,133)    77,794   (22,671)   (681,010)
Total assets . . . . . . . . . .      308,730    161,417     4,683     474,830
Depreciation and amortization. .        2,275        212         -       2,487
Capital expenditures . . . . . .        2,087          -         -       2,087

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

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

The following discussion and analysis of financial conditions and results of operation should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-QSB and year end 10-KSB filing.

Critical  Accounting  Policies
==============================

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

The first critical accounting policy relates to revenue recognition. We recognize revenue from fixed price and modified fixed price construction contracts on the percentage-of-completion method, measured by the percentage of cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. License revenues are recognized when earned, in accordance with contractual provisions. Royalty revenues are recognized upon shipment of products incorporating the related technology by the original equipment manufacturers (OEMs) and foundries.

The second critical accounting policy relates to intangible assets. Our intangible assets consist primarily of goodwill. In accordance with SFAS 142, "Goodwill and Other Intangible Assets," only intangible assets with definite lives are amortized. Non-amortized intangible assets are instead subject to annual impairment testing.

Principles of consolidation; the consolidated financial statements include the accounts of Security Biometrics, Inc. and the following subsidiaries:
Biometrics  Security,  Inc.
Netface,  LLC  (Inactive)
Lightec  Communications  Corp.
Datadesk  Technologies,  Inc.  (Disposed  on  August  20,  2003)
eMedRx,  Inc.

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

HISTORY
=======

Security Biometrics, Inc. was incorporated as Great Bear Resources, Inc. in the State of Nevada on March 12, 1999 and we changed our name to Great Bear Investments, Inc. on May 25, 1999. On August 11, 2000, we changed our name to Security Biometrics, Inc. We were a development stage company whose objective was to develop market under license and istribute dynamic biometric technologies specific to the security applications of banking and financial transactions, including dynamic gesture recognition technology, dynamic signature verification and voice recognition.

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

A revised agreement with Wondernet was agreed in September 2003. This agreement includes a minimum payment of $120,000 per quarter against license fees. Because this minimum payment was not exceeded in license fee accruals this amount was expensed.

Management  Team
================

There were substantial changes to the executive management team during the quarter. Michel Berty was appointed as CEO shortly before year end following the death of the previous CEO, Mr Kenneth Barr. Mr Berty subsequently appointed
William Moore as CFO (Sept 1st 2003), Jeff Maynard as President and CEO of EmedRX (September 8th 2003) and Herve Bertacchi as vice president and manager of the Lightec Communications business (August 18, 2003). The executive management of the business was also relocated from Vancouver, Canada to New York City reflecting the business's increased focus on the larger US market.

Revised  Sales  Strategy
========================

The executive management team has also refocused sales on direct channels to clients rather than using alternate channels like Value Added Resellers (VARS). This has resulted in the hiring of additional resources for the sales force and reflects a desire to maintain superior margins and 'customer ownership.' SBTI will continue to use in-direct channels where appropriate but only as a supplement to direct channels.

We believe that the sales cycle for the Penflow product is relatively long due to the potential impact on client's business processes where it is implemented on a large scale. Management believes that the length of sales cycle for this product means that increased investment in sales and marketing is unlikely to have a significant impact on revenue performance until the later half of our financial year.

EmedRX
======

The first quarter saw the launch of EmedRX as a healthcare specific vertical application incorporating Penflow technology, following the appointment of Jeff Maynard. The management team anticipates that this will be the first in a series of vertical specific offerings from SBTI featuring signature authentication and biometric technology as a differentiator. Management believes that the progress made in identifying pilot partners is significant and that this supports forecasting of contract closure in subsequent quarters. EmedRX is pursuing commercial opportunities in USA and Canada and has therefore been divided into two separate corporate entities to focus on each of the territories and to provide opportunities for other investors to participate in ownership of the business.

Lightec
=======

The Lightec Communications business also saw significantly increased activity as client accounts became more active. Lightec recognized $158,700 of revenue this quarter. The management also saw additional funds being released for its Bridgeport Schools contracts and believes that there are strong grounds to expect significantly increased revenues which we believe will fulfill the remaining approximately $6.7mm dollars of the contract over the next three quarters to reach the anticipated contract value of $6.9 million dollars for the year.

Penflow
=======

Additional resources have been applied to sales and marketing of Penflow products. The management believes that the sales cycle for Penflow products is lengthy and therefore does not expect to see significant revenue generation from these products reflected in financial statements until the second half of the company's financial year.

Datdesk
=======

The divestment of Datadesk was completed in August 2003 as previously described in our 10-KSB filing. The Datadesk operation had produced some of the core elements of the EmedRX application and it was decided to focus the resources of SBTI on its core Penflow technology and the further development of the EmedRX application and commercial opportunities in the healthcare sector.

In order to execute the divestiture it was mutually agreed by SBTI and Robert Solomon, (President of Datadesk and CTO of SBTI) to cancel Mr Solomon's employment agreement with SBI and transfer ownership of Datadesk to PanPacific for a consideration of $1,000,000. The effective date of the agreement and transfer of ownership was August 20th, 2003 and is reflected in a significant reduction in goodwill in our financial statements.

The Company realized a net gain on the disposal of Datadesk subsidiary of $382,073 which was recognized at the date of disposition. The realized gain is net of approximately $47,949 transaction costs.

REVENUES
========

Contract revenues fell from $667,534 in Q1 2002 to $158,700 in Q1 2003. This reflects accounting policies relating to revenue recognition in the Lightec business. Contracts with the Bridgeport schools district and other clients became considerably more active during the Q1 2003 period as reflected in invoices dispatched by SBTI as a hardware reseller and we expect these activities to be reflected in subsequent periods' revenue figures.

Other revenues grew from $10,000 in Q1 2002 to $12,607 in Q1 2003. Management believes that these revenues reflect a relatively long sales cycle as noted herein. Management does not believe that increased investment in sales and marketing will be reflected in revenue significantly improved performance until the third or fourth quarters of our financial year.

Current  Liabilities/  Accounts  Payable
========================================

Amounts due to related parties remained virtually the same from the year end to September 30, 2003. Accounts payable and accrued liabilities increased by $287,848 during the quarter.

Notes  Payable
==============

Notes in the amount of $1,000,000 to facilitate the purchase of Lightec were payable to Maryanne Richard and Synergex Group Partnership. Each note bearing an interest rate of 9%. The notes have subsequently been adjusted.

Maryanne Richard; pursuant to an agreement dated October 29, 2003, the Company has agreed to set the principal of the note at $1,105,000 ("new principal"). Interest will accrue on the new principal at the rate of 9% per annum commencing on the date of the first receipt of funds from the Bridgeport School contract. Payments against the new principal and accrued interest will commence once the $281,500 included in accounts payable - related entities, has been repaid. This $281,500 is owed to Mike Richard (a former director of Lightec) pursuant to an employment contract. 9% of the receipts from the Bridgeport School contract will be applied against these debts.

Synergex Partnership; in addition to the principle an accrued interest liability of $117,370 is also recorded at September 30, 2003.

The payment terms and certain security rights are recorded in Note 7 to the financial statements, attached.

Liquidity  and  Capital  Resources
==================================

At September 30 2003 we believe that the positive cashflow from Lightec Communications could have a significant role in funding the SBTI business as a whole for the remainder of the year. However, due to debt service obligations and the management's strategy to invest in activities and operations that will we believe will provide significant long term gains but will not necessarily be cashflow positive in the very short term we continue to forecast the need for additional financing from sales of stock and other sources. Should this be unattainable it would have a significant impact on the business's ability to operate.


ITEM  3     CONTROLS  AND  PROCEDURES.

An evaluation was performed, as of September 30, 2003, under the supervision and with the participation of our management, including our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in our internal controls or other factors that could significantly affect our internal controls subsequent to September 30, 2003.

PART  II     OTHER  INFORMATION

Item  1.     Legal  Proceedings.

A SETTLEMENT WAS REACHED WITH EDINBURGH INVESTMENTS LLC ON AUGUST 29TH 2003 COVERED BY A STIPULATION FOR JUDGMENT BY A NEVADA DISTRICT COURT. THE TERMS OF THE SETTLEMENT INCLUDED A LIEN AGAINST CERTAIN FUTURE REVENUES RESULTING FROM CERTAIN EDUCATION CONTRACTS HELD BY SBTI, LIGHTEC AND OR OTHER SBTI SUBSIDIARIES.

Neither we, nor any of our subsidiaries, is a party to any material legal proceeding, nor, to our knowledge, is any material litigation threatened against us or our subsidiaries.

Item  2.     Changes  in  Securities

During the first quarter, we issued 10,263,750 shares of our common stock for cash proceeds of $819,749 from the private placements. In addition 1,100,000 shares were issued to Librcor pursuant to a conversion of a convertible debenture for $100,000, and 500,000 shares were issued to Thien Pham pursuant to an agreement to purchase the intellectual property rights, and source codes to Digital RX and eMedRx. We believe that the issuance of such shares did not require registration under the Securities Act of 1933, as amended, pursuant to exemptions available under the provisions of Sections 4(2)and 4(6) of the Securities Act.

Item  3     Defaults  on  Senior  Securities.

SEE  ITEM  1.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.

None

Item  5.     Other  Information  -  None

Item  6.     Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits.

Set  forth  below  is  a  list  of the exhibits to this Quarterly Report on Form
10-QSB

Exhibit  Description
Number

99.1 Certificate of Michel Berty pursuant to 18 U.S.C.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certificate of William Moore pursuant to 18 U.S.C.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.


(b)     Reports  on  Form  8-K

None

                                   SIGNATURES


In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                By:  /s/  Michel  Berty
                                -----------------------
                                Name:  Michel  Berty
Date:  December  9,  2003       Title:  Chairman  and  Chief  Executive  Officer


                                By:  /s/  William  Moore
                                ------------------------
                                Name:  William  Moore
Date:  December  9,  2003       Title:  Chief  Financial  Officer


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


Date:  December  9,  2003            By:  /s/  Michel  Berty
                                     -----------------------
                                     Name: Michel Berty, Chief Executive Officer

                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Security Biometrics, Inc., (the "Company") on Form 10-QSB for the three month period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we certify pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to (S) 906 of the Sarbanes-Oxley Act of 2002, that:

     1.  The Report fully complies with the requirements of Section 13 (a) or 15
(d)  of  the  Securities  Exchange  Act  of  1934;  and

     2 The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



Date:  December  9,  2003           /s/  William  Moore
                                    -------------------
                                    Name: William Moore, Chief Financial Officer