Form 10KSB/A
period 2003-06-30
SECURITY BIOMETRICS INC
filed 2003-12-17
CIK 1101046

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                          FORM 10-KSB (AMENDMENT NO. 3)


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

                                TABLE  OF  CONTENTS

ITEM  NUMBER  AND  CAPTION                                                 PAGE
--------------------------                                                 ----

          Special  Note  Regarding  Forward-Looking  Statements               3

PART I

    1.    Description of Business                                             3

    2.    Description of Property                                             5

    3.    Legal Proceedings                                                   5

    4.    Submission of Matters to a Vote of Security Holders                 5

PART II

    5.    Market for Common Equity and Related Stockholder Matters            6

    6.    Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               8

    7.    Financial Statements                                               11

    8.    Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                               44

PART III

    9.    Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                  45

   10.    Executive Compensation                                             47

   11.    Security Ownership of Certain Beneficial Owners and Management.    48

   12.    Certain Relationships and Related Transactions                     49

   13.    Exhibits and Reports on Form 8 K                                   51

   14.    Controls and Procedures                                            53


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


                                        10

ITEM  7.  FINANCIAL  STATEMENTS

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

                                  SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                            June 30, 2003 and 2002
                                            ----------------------


                                                    ASSETS
                                                    ------

                                                                                    2003             2002
                                                                               ---------------  --------------
Current
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . .  $        4,092   $     481,297
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          94,634          29,837
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . . .          19,064         188,227
Current assets of discontinued operations . . . . . . . . . . . . . . . . . .         137,270         158,516
                                                                               ---------------  --------------

                                                                                      255,060         857,877
Property, plant and equipment, net of accumulated depreciation. . . . . . . .          65,018         212,864
Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -       7,527,654
Investment in Wondernet, Inc. . . . . . . . . . . . . . . . . . . . . . . . .               -         187,500
Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -           4,374
Long-term assets of discontinued operations . . . . . . . . . . . . . . . . .          23,783       3,435,830
                                                                               ---------------  --------------

                                                                               $      343,861   $  12,226,099
                                                                               ===============  ==============

                                                 LIABILITIES
                                                 -----------
Current liabilities
Accounts payable
Non-related entities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      686,762   $     761,723
Related entities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,540,704         296,732
Billings in excess of costs and estimated earnings on  uncompleted contracts
                                                                                            -         541,245
Corporation income tax payable. . . . . . . . . . . . . . . . . . . . . . . .         424,542         424,542
Capital lease payable, current portion. . . . . . . . . . . . . . . . . . . .           5,230           5,230
Notes payable, current portion. . . . . . . . . . . . . . . . . . . . . . . .       2,000,000       2,000,000
Notes payable, equipment, current portion . . . . . . . . . . . . . . . . . .               -          23,667
Convertible debentures, current portion . . . . . . . . . . . . . . . . . . .       1,780,000       1,680,000
Current liabilities of discontinued operations. . . . . . . . . . . . . . . .         719,955         481,380
                                                                               ---------------  --------------

                                                                                    7,157,193       6,214,519
Capital lease payable, net of current portion . . . . . . . . . . . . . . . .             872           6,411
Notes payable, net of current portion . . . . . . . . . . . . . . . . . . . .               -           5,251
Minority interest in equity of consolidated subsidiary. . . . . . . . . . . .             193               -
Convertible debentures, net of current portion. . . . . . . . . . . . . . . .               -         100,000
                                                                               ---------------  --------------

                                                                                    7,158,258       6,326,181
                                                                               ---------------  --------------

                                                                                                       /Cont'd

                                                                                                      Continued

                                  SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                            June 30, 2003 and 2002
                                            ----------------------

                                       STOCKHOLDERS' EQUITY (DEFICIENCY)
                                       ---------------------------------

                                                                                    2003             2002
                                                                               ---------------  --------------
Current
Preferred stock - no shares authorized or issued, no par value authorized
Common stock
Authorized - 300,000,000, par value $0.001 per share
Issued and outstanding
June 30, 2003 - 124,296,257 common shares . . . . . . . . . . . . . . . . . .  $      124,296   $           -
June 30, 2002 - 117,601,248 common shares . . . . . . . . . . . . . . . . . .               -         117,601
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . .       8,201,508       7,346,645
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (  15,134,954)   (  1,557,339)
Accumulated other comprehensive loss. . . . . . . . . . . . . . . . . . . . .        (  5,247)       (  6,989)
                                                                               ---------------  --------------

                                                                                 (  6,814,397)      5,899,918
                                                                               ---------------  --------------

                                                                               $      343,861   $  12,226,099
                                                                               ===============  ==============



                See  Notes  to  Consolidated  Financial  Statements.


                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   for the years ended June 30, 2003 and 2002
               --------------------------------------------------



                                                           2003            2002
                                                      ---------------  ------------
Revenue
Contract revenues earned . . . . . . . . . . . . . .  $    1,147,140   $ 2,656,457
                                                      ---------------  ------------

Costs and Expenses
Cost of revenues earned. . . . . . . . . . . . . . .         666,138     1,469,252
Gesture recognition technology option. . . . . . . .               -       200,000
Interest expense . . . . . . . . . . . . . . . . . .         391,514       261,281
Selling, general and administrative. . . . . . . . .       1,969,626     1,043,866
Other items
Write-down of capital assets . . . . . . . . . . . .       (  64,042)            -
Write-down of investment . . . . . . . . . . . . . .      (  187,500)            -
Write-down of goodwill . . . . . . . . . . . . . . .    (  7,527,654)            -
                                                      ---------------  ------------
                                                          10,806,474     2,974,399
                                                      ---------------  ------------
Loss before corporation income taxes . . . . . . . .    (  9,659,334)   (  317,942)
Corporation income taxes . . . . . . . . . . . . . .               -    (  424,542)
                                                      ---------------  ------------

Loss from continuing operations. . . . . . . . . . .    (  9,659,334)   (  742,484)
Loss from discontinued operations. . . . . . . . . .    (  3,918,281)            -
                                                      ---------------  ------------

Net loss for the year. . . . . . . . . . . . . . . .  $(  13,577,615)  $(  742,484)
                                                      ===============  ============

Basic and diluted loss per common share
Continuing operations. . . . . . . . . . . . . . . .  $      (  0.08)  $   (  0.01)
                                                      ===============  ============

Discontinued operations. . . . . . . . . . . . . . .  $      (  0.03)  $      (  -)
                                                      ===============  ============

Net loss for the year. . . . . . . . . . . . . . . .  $      (  0.11)  $   (  0.01)
                                                      ===============  ============

Weighted average number of common shares outstanding     120,749,524    77,965,658
                                                      ===============  ============



                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                   for the years ended June 30, 2003 and 2002
               --------------------------------------------------



                                               2003            2002
                                          ---------------  ------------
Net loss for the year. . . . . . . . . .  $(  13,577,615)  $(  742,484)

Other comprehensive income (loss)
Foreign currency translation adjustment.           1,742      (  6,989)
                                          ---------------  ------------

Net comprehensive loss . . . . . . . . .   (  13,575,873)   (  749,473)
                                          ===============  ============





                See  Notes  to  Consolidated  Financial  Statements.

                                     SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     for the years ended June 30, 2003 and 2002
                                 --------------------------------------------------


                                                                                            2003            2002
                                                                                       --------------  --------------
Operating Activities
Net loss from continuing operations . . . . . . . . . . . . . . . . . . . . . . . . .  $(  9,659,334)  $  (  742,484)
Adjustments to reconcile net loss to cash provided by (used in)  operating activities
Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         55,072          20,791
Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -         233,333
Compensation charge . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         85,500               -
Stock issued for consulting fees. . . . . . . . . . . . . . . . . . . . . . . . . . .        104,550         175,100
Write-down of capital assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         64,042               -
Write-down of investment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        187,500               -
Write-down of goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,527,654               -
Changes in operating assets and liabilities
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (  64,797)      (  25,641)
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . . . . . . .        169,163      (  188,471)
Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,374        (  1,111)
Accounts payable accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . .      1,169,011         981,182
Corporation income tax payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .              -         424,542
Billings in excess of costs and estimated earnings on uncompleted  contracts
                                                                                          (  541,245)        541,245
                                                                                       --------------  --------------

Net cash provided by (used in) operating activities . . . . . . . . . . . . . . . . .     (  898,510)      1,418,486
                                                                                       --------------  --------------

Investing Activities
Proceeds on disposal of property and equipment. . . . . . . . . . . . . . . . . . . .         38,000               -
Purchase of property and equipment. . . . . . . . . . . . . . . . . . . . . . . . . .       (  9,268)      (  50,182)
Acquisition of subsidiaries . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -    (  4,843,001)
Advances to subsidiary - discontinued operations. . . . . . . . . . . . . . . . . . .     (  246,414)              -
                                                                                       --------------  --------------

Net cash used in investing activities . . . . . . . . . . . . . . . . . . . . . . . .     (  217,682)   (  4,893,183)
                                                                                       --------------  --------------

Financing Activities
Proceeds from issuance of common stock. . . . . . . . . . . . . . . . . . . . . . . .        615,702       1,164,125
Proceeds from issuance of common stock by subsidiary. . . . . . . . . . . . . . . . .         56,000               -
Proceeds from convertible debentures. . . . . . . . . . . . . . . . . . . . . . . . .              -       1,780,000
Payments on capital lease payable . . . . . . . . . . . . . . . . . . . . . . . . . .       (  5,539)       (  1,362)
Payments on notes payable, equipment. . . . . . . . . . . . . . . . . . . . . . . . .      (  28,918)       (  3,948)
Proceeds from notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -       1,000,000
                                                                                       --------------  --------------

Net cash provided by financing activities . . . . . . . . . . . . . . . . . . . . . .        637,245       3,938,815
                                                                                       --------------  --------------

                                                                                                              /Cont'd

                                                                                                            Continued
                                     SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     for the years ended June 30, 2003 and 2002
                                 --------------------------------------------------


                                                                                            2003            2002
                                                                                       --------------  --------------
Effect of exchange rate changes on cash and cash equivalents. . . . . . . . . . . . .          1,742        (  6,989)
                                                                                       --------------  --------------

Increase (decrease) in cash and cash equivalents - continuing  operations
                                                                                          (  477,205)        457,129
Increase (decrease) in cash and cash equivalents - discontinued  operations
                                                                                            (  1,978)              -
                                                                                       --------------  --------------

Increase (decrease) in cash and cash equivalents during the year. . . . . . . . . . .     (  479,183)        457,129

Cash and cash equivalents, beginning of the year. . . . . . . . . . . . . . . . . . .        483,275          26,146
                                                                                       --------------  --------------

Cash and cash equivalents, end of the year. . . . . . . . . . . . . . . . . . . . . .  $       4,092   $     483,275
                                                                                       ==============  ==============


Cash and cash equivalents is comprised of:
Continuing operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       4,092   $     481,297
Discontinued operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -           1,978
                                                                                       --------------  --------------

                                                                                       $       4,092   $     483,275
                                                                                       ==============  ==============


Supplemental disclosure of cash flow information
Cash paid for:
Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           -   $      11,711
                                                                                       ==============  ==============

Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           -   $           -
                                                                                       ==============  ==============


Non-cash Transactions:
Issuance of common stock for:
Acquisition of subsidiaries . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           -   $   4,779,934
                                                                                       ==============  ==============

Wondernet, Ltd. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $           -   $     187,500
                                                                                       ==============  ==============

Services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     104,550   $     175,100
                                                                                       ==============  ==============


                                  SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   for the years ended June 30, 2003 and 2002
                               --------------------------------------------------

                                                                            Deficit
                                                           Accumulated    Accumulated
                                            Additional        Other       During the
                Common Stock   Paid-in    Comprehensive    Development    Accumulated
                ------------
                   Number     Par Value      Capital          Loss           Stage          Deficit           Total
                ------------  ----------  --------------  -------------  -------------  ---------------  ---------------
Balance, June.    70,757,675  $   70,758  $      853,496  $          -   $ (  814,855)  $            -   $      109,399
                    30, 2001
Issuance of
common stock
for:
Cash . . . . .     8,168,983       8,169       1,155,956             -              -                         1,164,125
Acquisition. .    23,000,000      23,000       2,897,000             -              -                         2,920,000
of Lightec
Acquisition. .    11,624,590      11,624       1,848,310             -              -                         1,859,934
of Datadesk
Wondernet, . .     2,500,000       2,500         185,000             -              -                           187,500
Ltd.
agreement
Services . . .     1,550,000       1,550         173,550             -              -                           175,100
Interest . . .             -           -         233,333             -              -                           233,333
expense
Transfer
deficit
accumulated. .             -           -               -             -        814,855       (  814,855)               -
 during the
development
stage  to
accumulated
deficit
Accumulated
other
comprehensive.             -           -               -      (  6,989)             -                -         (  6,989)
loss for the
year ended
June 30, 2002
Net loss for
the year . . .             -           -               -             -              -       (  742,484)      (  742,484)
ended June
30, 2002
                ------------  ----------  --------------  -------------  -------------  ---------------  ---------------

Balance, June.   117,601,248     117,601       7,346,645      (  6,989)             -     (  1,557,339)       5,899,918
30, 2002
                ------------  ----------  --------------  -------------  -------------  ---------------  ---------------
                                                                                                                ./Cont'd

                                                                                                              Continued
                                  SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   for the years ended June 30, 2003 and 2002
                               --------------------------------------------------

                                                                            Deficit
                                                           Accumulated    Accumulated
                                            Additional        Other       During the
                Common Stock   Paid-in    Comprehensive    Development    Accumulated
                ------------
                   Number     Par Value      Capital          Loss           Stage          Deficit           Total
                ------------  ----------  --------------  -------------  -------------  ---------------  ---------------
Balance, June.   117,601,248  $  117,601  $    7,346,645  $   (  6,989)  $          -   $ (  1,557,339)  $    5,899,918
30, 2002
Issuance of
common stock
for:
Cash (net
of $24,287 . .     5,635,634       5,636         610,065             -              -                -          615,701
finder's
fees paid)
Services . . .     1,059,375       1,059         103,491             -              -                           104,550
Non-cash
compensation charge                               85,500             -              -                -           85,500
Issuance of
common stock .             -           -          55,807             -              -                            55,807
by subsidiary
Accumulated
other
comprehensive.             -           -               -         1,742              -                             1,742
loss for the
year ended
June 30, 2003
Net loss for
the year . . .             -           -               -             -              -    (  13,577,615)   (  13,577,615)
ended June
30, 2003
                ------------  ----------  --------------  -------------  -------------  ---------------  ---------------

Balance, June.   124,296,257  $  124,296  $    8,201,508  $   (  5,247)  $          -   $(  15,134,954)  $ (  6,814,397)
30, 2003
                ============  ==========  ==============  =============  =============  ===============  ===============


                   SECURITY BIOMETRICS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002
                             ----------------------



Note  1     Summary  of  Significant  Accounting  Policies
            ----------------------------------------------

Organization  and  Nature  of  Business
Security  Biometrics,  Inc.  and  Biometrics  Security,  Inc.
-------------------------------------------------------------

Security Biometrics, Inc. (hereinafter referred to as the Company) is a Nevada corporation incorporated on March 12, 1999.

On August 25, 2000, the Company acquired all of the issued and outstanding stock of Biometrics Security, Inc. (hereinafter referred to as BSI) in exchange for 38,257,675 shares of its common stock. (37,500,000 of these shares were owned by a trust whose beneficiaries were the children of an officer of the Company).

This transaction has the effect of what is commonly referred to as a "reverse acquisition" in that the Company is the legal acquirer; however, BSI is the accounting acquirer.

In connection with the legal form of this transaction, BSI became a wholly-owned subsidiary of the Company. For accounting purposes, the acquisition is treated as a recapitalization of BSI rather than a business combination.
The Company is a holding company for subsidiary acquisitions. The Company and its subsidiaries intend to develop market under license, and distribute dynamic biometric technologies.

Netface,  LLC.
--------------

On June 29, 2001, the Company acquired all of the outstanding membership interest of Netface, LLC. Netface, LLC held an option to acquire on exclusive worldwide perpetual, royalty-free license to exploit the Gesture Recognition Technology developed by DSI Datotech Systems, Inc. (hereinafter referred to as Datotech) for video games and internet/television. In the year ended June 30, 2002, Netface, LLC abandoned its Datotech option and is now inactive.

Lightec  Communications  Corp.
------------------------------

On March 14, 2002, the Company acquired 100% of the outstanding common stock of Lightec Communications Corp. (hereinafter referred to as Lightec). Lightec is a New York corporation incorporated on July 2, 1996. Lightec is a provider of telecommunications design, installation and information technology services.

Note  1     Summary  of  Significant  Accounting  Policies  -  (cont'd)
            ----------------------------------------------

Organization  and  Nature  of  Business  -  (cont'd)

Datadesk  Technologies,  Inc.
-----------------------------

On June 28, 2002, the Company acquired 100% of the outstanding common stock of Datadesk Technologies, Inc. (hereinafter referred to as Datadesk). Datadesk is a state of Washington corporation incorporated on May 20, 1997. Datadesk designs and produces (through subcontractors) advanced digital input devices and appliances.

eMedRx,  Inc.
-------------

On January 21, 2003, the Company incorporated a new wholly-owned subsidiary, eMedRx, Inc. (hereinafter referred to as eMedRx) under the Company Act of the Province of British Columbia, Canada. eMedRx entered into an exclusive license agreement with the Company to develop and market its electronic medical prescription system around the world. EMedRx had no revenues, expenses, nor net income/loss during the period from January 21, 2003 to June 30, 2003. During the year ended June 30, 2003, eMedRx received $56,000 from new minority stockholders which reduced the Company's investment in eMedRx to less then 100%. This resulted in additional paid-in capital of $55,807 and an increase in minority interest of $193.

Going  Concern

The Company experienced significant operating losses since inception totalling approximately $15.0 million. In addition, as at June 30, 2003, the Company has a working capital deficit amounting to approximately $6.9 million. The consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount of classification of liabilities which would be required if the Company were unable to continue its operations. Management has negotiated a financial reorganization plan which the Company believes should address some or all of its present financial condition.

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

Note  1     Summary  of  Significant  Accounting  Policies  -  (cont'd)
            ----------------------------------------------

Cash  and  Cash  Equivalents

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

Note  1     Summary  of  Significant  Accounting  Policies  -  (cont'd)
            ----------------------------------------------

Revenue  and  Cost  Recognition  -  (cont'd)
-------------------------------

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

Note  1     Summary  of  Significant  Accounting  Policies  -  (cont'd)
            ----------------------------------------------

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

Long-Lived  Assets
------------------

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Asset to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable.

Note  1     Summary  of  Significant  Accounting  Policies  -  (cont'd)
            ----------------------------------------------

Disclosure  about  Fair  value  of  Financial  Instruments
----------------------------------------------------------

The Company estimates that the fair value of all financial instruments as of June 30, 2003 and 2002, as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Stock-Based  Compensation
-------------------------

The Company uses the intrinsic value based method of APB Opinion No. 25, Accounting for Stock Issued to Employees, to account for its employee stock based compensation plans. The Company has therefore adopted the pro forma disclosure provisions of SFAS No.123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123.

Stock  Issued  by  Subsidiary
-----------------------------

The issuance of stock by a subsidiary to third parties reduces the proportionate ownership interest in the investee. The subsidiary's plan is to continue raising funds through private placements and as a result the additional equity raised has been included in additional paid-in capital.

Comprehensive  Income
---------------------

The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive Income is comprised of foreign currency translation adjustments.

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

Note  1     Summary  of  Significant  Accounting  Policies
            ----------------------------------------------

Shipping  and  Handling  Costs
------------------------------

The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

Note  2     Recent  Accounting  Pronouncements
            ----------------------------------

In  2002  and  2003,  the  FASB  issued  the  following  statements:

SFAS  No.  141     -     Business  combinations
SFAS  No.  142     -     Goodwill  and  other  intangible  assets
SFAS  No.  143     -     Accounting  for  asset  retirement  obligation
SFAS  No.  144     -     Accounting for the impairment of disposal of long-lived
                         assets
SFAS  No. 145      -     Recession  of  FASB  statements,  4,  44  and  64  and
                         Amendment of  FASB  13
SFAS  No.  146     -     Accounting  for  costs associated with exit or disposal
                         activities
SFAS  No.  147     -     Acquisitions  of  Certain  Financial  Institution
SFAS  No.  148     -     Accounting of Stock-based Compensation - Transition and
                         Disclosure, an amendment  of  FASB  statement  No.  123
SFAS  No. 149      -     Amendment  of  Statement  No.  133  on  Derivitive
                         Instruments and  Hedging  Activities
SFAS  No.  150     -     Accounting  for  Certain  Financial  Instruments  with
                         Characteristic's  of  Both  Liabilities  and  Equity.

The Company followed the guidance of SFAS No.s 141 and 142 in recording the acquisitions of Lightec and Datadesk. SFAS No.s 143-146, 147 and 149 did not have a material impact on the Company's financial position and results of operations.

The disclosure provisions of SFAS No.148 have been adopted by the Company, however, the Company continues to use the intrinsic value based method of APB opinion No. 25 to account for its employee stock-based compensation plans. SFAS No.150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company is evaluating the impact of adoption SFAS No.150.

Note  3     Cash
            ----

The Federal Deposit Insurance Corporation and the Securities Investor Protection Corporation insure up to $100,000 for approved deposits in registered financial institutions. The Company had $NIL (2002-$452,751) of uninsured deposits at the June 30, 2003.

Note  4     Development  Stage  Operations
            ------------------------------

For the year ended June 30, 2002, the Company ceased being a development stage company as it acquired two active companies, Lightec and Datadesk, and these companies provide the Company's main sources of revenue.

Note  5     Accounts  Receivable
            --------------------

A  summary  of  accounts  receivable  is  as  follows:

                                                                                        2003       2002
                                                                                     -----------  -------
Accounts receivable
Non-related entities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  105,560   $ 5,058
Related entities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -    24,779
                                                                                     -----------  -------

                                                                                        105,560    29,837
Allowance for doubtful accounts, marketing credits and  allowance for sales returns
                                                                                      (  10,926)        -
                                                                                     -----------  -------

                                                                                     $   94,634   $29,837
                                                                                     ===========  =======

Note  6     Property  and  Equipment
            ------------------------

Property  and  equipment  and  accumulated  depreciation  consists  of:

                                                                                        2003       2002
                                                                                     -----------  -------
Furniture  and  fixtures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  64,198   $ 75,679
Machinery  and  equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -     98,396
Computer  equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16,027     51,908
Vehicles. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -    103,902
                                                                                     -----------  -------

                                                                                         80,225   392,885
Less  accumulated  depreciation . . . . . . . . . . . . . . . . . . . . . . . . . .   (  15,207) (117,021)
                                                                                     -----------  -------

                                                                                      $  65,018  $212,864
                                                                                     ===========  =======

Note  7     Goodwill
            --------

The Company adopted the provisions of FASB 142 for the accounting for goodwill. According to the FASB requirements, goodwill is capitalized and not amortized. Each year, management is required to review goodwill to determine if there has been an impairment loss to recognize on the carrying value of goodwill. Management believes that there has been an impairment of goodwill for the year ended June 30, 2003 and has accordingly written-down the balance of goodwill relating to the acquisition of Lightec in the amount of $7,527,654 and goodwill relating to the acquisition of Datadesk in the amount of $3,405,345 (see discontinued operations).

Note  8     Estimated  Earnings  On  Uncompleted  Contracts
            -----------------------------------------------

                                                                                        2003          2002
                                                                                     -----------  -------------
Costs  incurred  on  uncompleted  contracts                                          $        -    $ 1,461,365
Estimated  earnings  to  date                                                                 -      1,148,208
                                                                                     -----------  -------------

                                                                                              -      2,609,573
Less:  Billings  to  date                                                                     -     (3,150,818)
                                                                                     -----------  -------------

Billings  in  excess  of  costs and estimated earnings  on uncompleted contracts     $        -    $   541,245
                                                                                     ===========  =============

Note  9     Acquisition  of  Lightec  Communications  Corp.
            -----------------------------------------------

On March 14, 2002, the Company acquired 100% of the outstanding common stock of Lightec. The results of Lightec's operations have been included in the consolidated financial statements since that date. Lightec is a provider of telecommunications design, installation and information technology services.

The business combination is accounted for using the purchase method. The fair value of the assets acquired at the date of acquisition are as follows:

     Property  and  equipment                               $    146,363
     Prepaid  expenses                                            20,000
     Goodwill                                                  7,527,654
                                                            ------------

     Net  assets  acquired  at  fair  values                $  7,694,017
                                                            ============

     Total  consideration:
     Cash                                                   $  3,000,000
     Note  payable                                             1,000,000
     19,000,000 common shares of the Company                   2,280,000
     Direct costs - 4,000,000 common shares of the Company       640,000
           -  cash                                               774,017
                                                            ------------

                                                            $  7,694,017
                                                            ============

Note  9     Acquisition  of  Lightec  Communications  Corp.  -  (cont'd)
            -----------------------------------------------

A summary of Lightec's operations included in the statement of income from March 14, 2002 to June 30, 2002 is as follows:

     Revenue                                                $  1,469,252
     Costs and expenses                                          404,984
                                                            ------------

     Net  income  before  taxes                             $  1,064,268
                                                            ============

     Net  income  after  taxes                              $    639,726
                                                            ============

The Company's pro-forma (unaudited) results of operations as though the business combination with Lightec had been completed at the beginning of 2002 is as follows:

     Revenue                                                $  4,496,173
     Costs  and  expenses                                   (  4,402,992)
                                                            ------------

     Net  income  after  taxes                              $     93,181
                                                            ============

At June 30, 2003, the Company wrote-down the carrying value of goodwill in the amount of $7,527,654 due to management's belief that there has been an impairment of goodwill.

Note  10     Acquisitions  of  Datadesk  Technologies,  Inc.
             -----------------------------------------------

On June 28, 2002, the Company acquired 100% of the outstanding common stock of Datadesk. Datadesk designs and produces (through subcontractors) advances digital input devices and appliances.

The business combination is accounted for using the purchase method. The fair value of the assets acquired at the date of acquisition are as follows:

     Current  assets                                        $    158,516
     Property,  plant  and  equipment                             28,686
     Other  assets                                                 1,500
     Goodwill                                                  3,405,645
                                                            ------------

     Total  assets  acquired                                   3,594,347
     Total  liabilities                                     (  1,741,880)
                                                            ------------

     Net  assets  acquired                                  $  1,852,467
                                                            ============

     Total  consideration:
     Cash  -  direct  costs                                    $  92,532
     10,999,590  common  shares  of  the  Company              1,759,935
                                                            ------------

                                                            $  1,852,467
                                                            ============

Note  10     Acquisitions  of  Datadesk  Technologies,  Inc.
             -----------------------------------------------

Datadesk's revenues, expenses and net income/loss were immaterial for the period from June 28, 2002 to June 30, 2002.

The Company's pro-forma (unaudited) results of operations as though the business combination with Datadesk had been completed at the beginning of 2002 is as follows:

     Revenue                                                $    621,727
     Costs  and  expenses                                    ( 2,170,888)
                                                            ------------

     Net  loss                                              $( 1,549,161)
                                                            ============

At June 30, 2003, the Company wrote-down the carrying value of goodwill in the amount of $3,405,645 due to management's belief that there has been an impairment of goodwill.

Note  11     Capital  Lease  Payable
             -----------------------

The Company acquired an office copier on a capital lease with National Leasing Group, Inc. The lease requires monthly payments of approximately $400 for 48 months including interest at 11%. Future minimum payments are as follows:


     June  30,  2004                                        $      5,230
     June  30,  2005                                                 872
                                                            ------------

     Total  minimum  lease  payments                               6,102
     Less:  amount  representing  interest                      (  1,537)
                                                            ------------

     Present  value  of  minimum  lease  payments           $      4,565
                                                            ============

Note  12     Notes  Payable
             --------------

                                                                                       2003          2002
                                                                                   ------------  -------------
Maryanne  Richard

On June 13, 2002, the Company issued a note payable to Maryanne Richard in the amount of $1,000,000 as part of the consideration for the purchase of Lightec.
The note bears interest at 9% and requires $250,000 principal payments on September 30, 2002, December 31, 2002 and final $500,000 payment on March 31,
2003. Included in accrued liabilities at June 30, 2003 is $94,192 of accrued interest. The note is secured by deposit accounts, investment property, letters of credit rights and letters of credit, rights to payments evidenced by chattel paper, rights to payments for money or funds advanced or sold and all proceeds of any and all of the above.

Consideration of 8,000,000 stock purchase warrants, which gives the rights to the holder to acquire one of common stock at a price of $0.125 for a period of two years, was given to extend the repayment terms by three months to commence on December 31, 2002. The granting of share purchase warrants is subject to Lightec obtaining funding on the Bridgeport School contract. As of the date of this statement, the Company has defaulted on the repayments starting December
31, 2002 and the Bridgeport School contract has yet to be funded, consequently, interest payments on the loan are in arrears.

Pursuant to an agreement dated October 29, 2003, the Company has agreed to set the principal of the note at $1,105,000 ("new principal"). Interest will accrue on the new principal at the rate of 9% per annum commencing on the day of the first receipt of funds from the Bridgeport School contract.

Payments against the new principal and accrued interest will commence once the $362,500 included in accounts payable - related entities, has been repaid. This
$362,500 is owed to Mike Richard pursuant to an employment contract. 9% of the receipts from the Bridgeport School contract will be applied against these debts.

                                                                                   $  1,000,000  $  1,000,000
                                                                                   ------------  -------------

Note  12     Notes  Payable  -  (cont'd)
             --------------

                                                                                       2003          2002
                                                                                   ------------  -------------
Synergex  Group  Partnership

One June 11, 2002 Synergex Group Partnership loaned the Company $1,000,000 to facilitate the acquisition of Lightec. The note bears interest at 9% and required $250,000 principal payments on September 30, 2002, October 31, 2002,
November  30,  2002  and  December 31, 2002.  Included in accrued liabilities at
June 30, 2003 is $94,685 of accrued interest. The note is secured by deposit accounts, investment property, letters of credit rights and letters of credit, rights to payments evidenced by chattel paper, rights to payments for money or funds advanced or sold and all proceeds of any and all of the above.

Consideration of 8,000,000 stock purchase warrants, which gives the rights to the holder to acquire one of common stock at a price of $0.125 for a period of two years, was given to extend the repayment terms by three months to commence on December 31, 2002. The granting of share purchase warrants is subject to Lightec obtaining funding on the Bridgeport School contract. As of the date of this statement, the Company has defaulted on the repayments starting December
31, 2002 and the Bridgeport School contract has yet to be funded, consequently, interest payments on the loan are in arrears.

At June 30, 2003 the Company is in default on its loan repayments. Pursuant to an agreement dated September 12, 2003 the Company is required to pay the following:

i) pay the principal plus all interest accrued in the outstanding principal balance at the rate of 9% per annum from the date of receipt of the first payment related to the Bridgeport School contract until paid in full;

ii)  pay  no  less than 7.47% of all money received on account of the Bridgeport
School  contract  until  paid  in  full
                                                                                      1,000,000     1,000,000
                                                                                   ------------  -------------

                                                                                   $  2,000,000  $  2,000,000
                                                                                   ============  =============

Note  13     Notes  Payable,  Equipment

                                                                                       2003          2002
                                                                                   ------------  -------------
Payable  to  General  Motors  Acceptance  Corporation,  secured  by two 2001 GMC
Savanas  with  original  costs  of  $46,864; payable for 36 months at $1,316 per month  including  interest  at  4.9%.
                                                                                    $      -     $     28,918
Less:  current  portion                                                                    -           23,667
                                                                                   ------------  -------------

Long-term  portion                                                                  $      -     $      5,251
                                                                                   ============  =============

Note  14     Convertible  Debenture  Payable
             -------------------------------

                                                                                       2003          2002
                                                                                   ------------  -------------
Librico  Properties,  Ltd.

On  November  8,  2001,  the  Company  issued a convertible debenture to Librico
Properties,  Ltd.  for  a  minimum of $100,000 to a maximum of $1,000,000.   The
debenture  is  unsecured, bears interest at 12% and matures on November 2, 2011.
Librico  Properties,  Ltd.  has  the option, in whole or in part, to convert the debenture  into  the  Company's common stock at a conversion price of $0.125 per share,  subject  to  anti-dilution  adjustments.  Subsequent  to  June 30, 2003,
Librico  Properties,  Ltd.  converted  its  convertible debenture into 1,100,000 common  shares  of  the  Company  with another 1,100,000 warrants to purchase an additional  1,100,000  common  shares  of the Company at $0.15 CDN for two years from  June  30, 2003.  At June 30, 2003, interest payable of $17,718 is included in  accrued  liabilities  and was due on September 1, 2003.  This amount was not paid  and  is  currently  in  default.

                                                                                   $    100,000  $    100,000

Note  14     Convertible  Debenture  Payable  -  (cont'd)
             -------------------------------

                                                                                       2003          2002
                                                                                   ------------  -------------
Edinburgh  Investments  LLC
On  June  30,  2002,  the  Company  issued  a convertible debenture to Edinburgh
Investments  LLC.  The  debenture  is  unsecured,  matures  on June 30, 2003 and accrues interest at 10% payable quarterly.  At June 30, 2003 interest payable of
$168,920  is  included  in  accrued  liabilities.  Edinburgh  has  the option to convert  the  debenture into the Company's common stock at a conversion price of
$.30  per  share,  subject  to  anti-dilution  adjustments. Because the interest payments  on the loan are currently in arrears and the Company has defaulted the payment  on  June  30,  2003,  the  Company  has  breached  the  loan agreement.

On August 29, 2003 Edinburgh obtained a court order for settlement against the Company requiring the Company to pay the following:

-  pay  Edinburgh  $50,000  on  each of September 30, 2003, October 31, 2003 and
November  28,  2003  ($100,000  paid);

-  pay  Edinburgh  the accrued interest for September 30, 2003 onward on January
5,  2004,  April  5,  2004,  July  15,  2004  and  October  5,  2004;

- pay Edinburgh 15% of all funds received from the Bridgeport School contract until the principal and interest is fully paid;

-  deliver to Edinburgh a five year warrant to purcahse 13,440,000 common shares
at  an  excersie  price  of  $0.15  per  share                                        1,680,000     1,680,000
                                                                                   ------------  -------------

                                                                                      1,780,000      1,780,000
Less:  current  portion                                                                       -     (  100,000)
                                                                                   ------------  -------------

                                                                                   $  1,780,000  $   1,680,000
                                                                                   ============  =============

Note  15     Share  Capital  and  Commitments
             --------------------------------
Stock-based  Compensation  Plan:
On April 29, 2002, the Company adopted the 2002 employee stock option plan for the purpose of providing an incentive based form of compensation to the officers, directors, key employees and service providers of the Company. These options were granted with an exercise price equal to the market price of the Company's stock on the date of the grant.

                                                      June 30, 2003
                                            ---------------------------------
                                                                 Weighted
                                                Optioned          Average
                                                 Shares       Exercise Price
                                            ----------------  ---------------
Outstanding, beginning of the year . . . .        6,300,000   $          0.11
Granted. . . . . . . . . . . . . . . . . .          850,000              0.12
Cancelled. . . . . . . . . . . . . . . . .     (  2,197,727)             0.11
Exercised. . . . . . . . . . . . . . . . .       (  968,182)             0.11
                                            ----------------  ---------------

Outstanding and exercisable at end of year  $     3,984,091   $          0.11
                                            ================  ===============


                                                      June 30, 2003
                                            ---------------------------------
                                                                 Weighted
                                                Optioned          Average
                                                 Shares       Exercise Price
                                            ----------------  ---------------

Granted. . . . . . . . . . . . . . . . . .        6,300,000   $          0.11
                                            ----------------  ---------------

Outstanding at end of year . . . . . . . .  $     6,300,000   $          0.11
                                            ================  ===============


2,950,000  shares  were  exercisable  at  June  30,  2002.

Note  15     Share  Capital  and  Commitments  -  (cont'd)
             --------------------------------
Stock-based  Compensation  Plan:  -  (cont'd)

At June 30, 2003 the following consultant or employee and director common share purchase options were outstanding and exercisable entitling the holders thereof the right to purchase one common share for each share purchase option held:

                  Exercise             Expiry
 Number            Price                Date
---------        ---------       ------------------

2,609,091        $    0.11         April 28, 2004
1,000,000        $    0.11         April 30, 2004
  100,000        $    0.20         June 20, 2004
   50,000        $    0.17         October 7, 2004
  100,000        $    0.14         October 14, 2004
  125,000        $    0.11         June 27, 2012
---------
3,984,091
=========

The Company accounts for its stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and its related interpretations. A non-cash compensation charge of $85,500 has been recognized in the consolidated financial statements.

SFAS No. 123, "Accounting for Stock-based Compensation", requires the disclosure of pro-forma net loss and net loss per share by determining the fair value of the options awarded using the Black-Scholes option pricing model. Had compensation expense for the Company's shares option plan been determined based on the Black-Scholes value at the date granted or on the date that share purchase options were repriced, pro-forma loss and loss per share would have been as follows:

                                                      2003                2002
                                                -----------------  -----------------
Net  loss                                       $  (  13,577,615)     $  (  742,484)
Pro-forma  adjustment  for  SFAS  123              (     161,155)        (   25,175)
                                                -----------------  -----------------
Pro-forma  net  loss                            $  (  13,738,770)     $  (  767,659)
                                                =================  =================

Pro-forma  net  loss  per  share                $        (  0.11)     $     (  0.01)
                                                =================  =================

Note  15     Share  Capital  and  Commitments  -
             --------------------------------

Stock-based  Compensation  Plan:  -  (cont'd)

The fair value of these options was estimated at the date of the grant using the following weighted average assumption:

                                                                         2003
                                                                         ----
Volatility  factor  of  expected  market  price of company's shares        195%
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

Share  Purchase  Warrants

At June 30, 2003 the Company has 10,675,783 share purchase warrants outstanding entitling the holder thereof the right to purchase one common share for each warrant held as follows:


Number of        Exercise Price               Expiry
 Warrants          Per Warrant                 Date
----------       ---------------       -------------------
 1,810,000       $          0.15         February 17, 2004
    20,000       $          0.15         February 27, 2004
 1,762,450       $          0.15         May 27, 2005
 7,083,333       $          0.35         June 13, 2005
----------
10,675,783
==========

Other  share  purchase warrants commitments are as described in Notes 12 and 14.

Note  16     Real  Estate  Leases

On April 2, 2001, the Company leased its office facilities in Vancouver, British Columbia under a 36 month lease. The lease requires monthly rentals for the first two years of approximately $2,200 and approximately $2,400 for the third year of the lease plus sales taxes and common area costs.

The lease provides that BSI has a three year option to renew the lease at the prevailing rates at the time the lease is renewed.

     Future  minimum  lease  payments  are  as  follows:

     June  30,  2004     $     20,953
                         ============

     Lightec  rents  its  facilities  on  a  month-to-month  basis.

Rent expense for the years ended June 30, 2003 and 2002 was $53,744 and $50,911, respectively.

Note  17     401(K)  Plan
             ------------

On February 1, 2002, Lightec adopted a 401(K) retirement savings plan for its employees. Contributions are determined by the Board of Directors, and the Company did not make any contributions to the plan for the period ended June 30, 2003.

Note  18     Wondernet,  Ltd.  Agreement
             ---------------------------

On April 2, 2002, the Company entered into an exclusive distribution and partnership agreement with WonderNet, Ltd. located in Israel, whereby the Company received the distribution rights for WonderNet's Penflow Proprietary Biometric signature authentication software engine. The Company issued 2,500,000 of its common shares for the distribution rights. In addition, the Company agreed to pay a royalty of 5% of the gross sales proceeds from the sale of the products and applications. The Company agreed to commit $250,000 for the initial funding and development of the distribution territory. The Company prepaid $100,000 for future purchases of WonderNet's products. The Company will amortize the acquisition once the property rights are fully developed. During the year ended June 30, 2003, the Company wrote-down its investment to its net realizable value of $Nil and wrote-off the balance of the paid purchases in the amount of $68,219. This amount is included in general and administrative expenses.

On August 15, 2003, the Company entered into new exclusive distribution and partnership agreement with WonderNet whereby the Company was granted the right to develop products based on WonderNet's Technology and to use, market, sell, distribute and exploit the Technology in North America, Central America, Bermuda and the Caribbean Islands. The Company is required to pay a 12% royalty on gross sales of the product and purchase a minimum of $120,000 per quarter of the product. In consideration for the payment the Company will maintain a perpetual right to exploit WonderNet's Technology.

Note  19     Income  Taxes
             -------------

The  Components  of  income  tax  expense  are  as  follows:

                                   June 30,
                             -------------------
                               2003       2002
                             ---------  --------
U.S. Federal tax - current.  $       -  $424,542
U.S. Federal tax - deferred          -         -
                             ---------  --------

                             $       -  $424,542
                             =========  ========

Significant  components  of  the  Company's  deferred tax assets are as follows:

                                        June 30,
                                 -------------------
                                    2003        2002
                                 ----------  ----------
Net operating loss carryforward  $1,696,052  $1,052,363
Less: valuation allowance . . .   1,696,052   1,052,363
                                 ----------  ----------

Net deferred tax assets . . . .  $        -  $        -
                                 ==========  ==========

A  reconciliation  of  the  valuation  allowance  is  as  follows:

                                        June 30,
                                  -------------------
                                     2003        2002
                                  ----------  ----------
Balance at beginning of the year  $1,052,363  $  129,900
Addition for the year. . . . . .     643,689     922,463
                                  ----------  ----------

Balance at end of the year . . .  $1,696,052  $1,052,363
                                  ==========  ==========

The Company has the following net operating loss carry forwards totalling $9,235,372, the benefit of which has not been recorded in the financial statements.

      Expiration Date
      ---------------
          2013              $    410,542
          2019                   794,490
          2020                   890,950
          2021                 1,736,008
          2022                 3,183,763
          2023                 2,219,618
                            ------------
                            $  9,235,372
                            ============

Note  20     Business  Segments
             ------------------

FASB Statement No. 131 "Disclosure about Segments of an Enterprise and Related Information," requires companies to provide certain information about their operating segments. The Company has three reportable segments: the Company, Lightec and DataDesk.
Summarized financial information concerning the Company's reportable segments is shown on the following table:

                                        -              -         Total before      Datadesk
                                       The             -         Discontinued    (Discontinued
                                     Company        Lightec       Operations      Operations)
                                  --------------  ------------  --------------  ---------------
2003
-----
Net sales to external customers
                                  $           -   $ 1,147,140   $   1,147,140   $      231,301
Operating earnings (loss). . . .   (  9,525,366)   (  133,918)   (  9,659,334)      (  512,636)
Total assets . . . . . . . . . .         82,432       100,376         182,808          161,053
Depreciation and amortization
                                          8,399        46,673          55,072           10,568
Capital expenditures . . . . . .          7,176         2,092           9,268            4,165

2002
-----
Net sales to external customers
                                  $           -   $ 2,656,457   $   2,656,457   $            -
Operating earnings (loss). . . .   (  1,382,210)      639,726      (  742,484)               -
Total assets . . . . . . . . . .      8,332,545       457,724       8,790,269        3,435,830
Depreciation and amortization
                                          6,235        14,556          20,791                -
Capital expenditures . . . . . .         50,182             -          50,182                -

Note  21     Economic  Dependency
             --------------------
The sales and purchases listed below are for the year ended, June 30, 2003 and the period of March 14, 2002 to June 30, 2002 for Lightec only:

                                                                    2003   2002
                                                                    -----  -----
Sales
-----
Sales to major customers were as follows:
     Customer A. . . . . . . . . . . . . . . . . . . . . . . . . .    47%    99%
     Customer B. . . . . . . . . . . . . . . . . . . . . . . . . .    28%     -
Purchases
-----
Purchases from major suppliers and subcontractors were as follows:
     Supplier or subcontractor A . . . . . . . . . . . . . . . . .    14%    33%
     Supplier or subcontractor B . . . . . . . . . . . . . . . . .     -     15%
     Supplier or subcontractor C . . . . . . . . . . . . . . . . .     -     20%

Note  22     Related  Party  Transactions
             ----------------------------

During the year ended June 30, 2003, the Company incurred the following expenses charged by directors, relatives of directors, former directors, officers and private companies with common directors with the Company.

Consulting fees. . . . . . . . . . . . . . .  $  277,350
Directors fees . . . . . . . . . . . . . . .       1,965
Interest . . . . . . . . . . . . . . . . . .     180,000
Accounting fees. . . . . . . . . . . . . . .      62,500
Travel . . . . . . . . . . . . . . . . . . .      28,050
Wages and benefits - administrative expenses     724,248
                                              ----------
                                              $1,274,113
                                              ==========

During the year ended June 30, 2003, the Company entered into consulting agreements with four key individuals. The agreements provide for minimum aggregate annual base salaries of $456,000, bonuses to specific individuals and stock options for 1,000,000 shares of the Company's common stock. The agreements expire within a year and may be renewed.

Included in share capital are finder's fees totalling $14,850 paid to a director of the Company.

During the year ended June 30, 2002, the Company purchased $40,000 of furniture and fixtures from an officer of the Company.

These expenses were measured by the exchange amount, which is the amount agreed upon by the transacting parties.

Included in accounts payable-related entities at June 30, 2003 is $76,539 owing to a former officer of the Company with respect to advances.

Accounts payable-related entities at June 30, 2003 represents amounts owing to directors, former directors, officers and companies with a former common officer with respect to unpaid wages, advances, fees and expenses. Of the amount due to related entities, four individuals have agreed to settle $825,129 of debt for $206,282 cash and $618,847 of S-8 common stock. This settlement has not completed. Amounts due to related entities are unsecured, non-interest bearing with no specific terms for repayment with the exception of the aforementioned $825,129.

Included in accrued liabilities is interest payable of $188,875 due to a relative of a former director and to a company with a common director.

Notes payable are due to relatives of a former director and to a company with a common director.

Note  23     Discontinued  Operations
             ------------------------

During the year ended June 30, 2003, the Company adopted a formal plan to dispose of its wholly-owned subsidiary Datadesk. Loss related to Datadesk has been disclosed for the year ended June 30, 2003 as loss from discontinued operations. The consolidated financial statements include the following amounts related to the discontinued operations of Datadesk:


                                                  2003       2002
                                                --------  ----------
Cash and short-term investments. . . . . . . .  $      -  $    3,128
Accounts receivable. . . . . . . . . . . . . .         -      89,905
Inventories. . . . . . . . . . . . . . . . . .   137,270      65,483
                                                --------  ----------

Current assets of discontinued operations. . .  $137,270  $  158,516
                                                ========  ==========


Capital assets . . . . . . . . . . . . . . . .  $ 22,283  $   28,685
Goodwill . . . . . . . . . . . . . . . . . . .         -   3,405,645
Other. . . . . . . . . . . . . . . . . . . . .     1,500       1,500
                                                --------  ----------

Long-term assets of discontinued operations. .  $ 23,783  $3,435,830
                                                ========  ==========


Bank indebtedness. . . . . . . . . . . . . . .  $  1,207  $        -
Accounts payable . . . . . . . . . . . . . . .   718,748     481,380
                                                --------  ----------

Current liabilities of discontinued operations  $719,955  $  481,380
                                                ========  ==========


Capital  assets  related  to  discontinued  operations consist of the following:

                                                      Net carrying value
                                         Accumulated  ------------------
                             Cost       Amortization    2003       2002
                         -------------  ------------  -------    -------
Computer equipment. . .  $      39,320  $    27,984  $ 11,336    $12,559
Furniture and equipment         26,131       15,184    10,497     15,216
Vehicles. . . . . . . .         27,393       27,393         -        910
                         -------------  ------------  -------    -------

                         $      92,844  $    70,561  $ 22,283    $28,685
                         =============  ============  =======    =======

Note  23     Discontinued  Operations  -  (cont'd)
             ------------------------

Loss  from  discontinued  operations  is  as  follows:



                                         2003         2002
                                         ----         ----
Revenue . . . . . . . . . . . . .  $     231,301   $      -
Direct expenses . . . . . . . . .         99,357          -
                                   --------------  ------------
Gross profit. . . . . . . . . . .        131,944          -
                                   --------------  ------------

Expenses
Administrative and general. . . .        634,012          -
Amortization of capital assets. .         10,568          -
                                   --------------  ------------

                                         644,580          -
                                   --------------  ------------

Loss before other item. . . . . .     (  512,636)         -
Other item:
Write-down of goodwill. . . . . .   (  3,405,645)         -
                                   --------------  ------------

Loss from discontinued operations  $(  3,918,281)  $      -
                                   ==============  ============


Note  23     Discontinued  Operations  -  (cont'd)
             ------------------------

Cash  flows  from  discontinued  operations  are  as  follows:

                                                                2003       2002
                                                           --------------  -----
Operating Activities
Net loss for the year . . . . . . . . . . . . . . . . . .  $(  3,918,281)  $   -
Items not involving cash:
Amortization of capital assets. . . . . . . . . . . . . .         10,568       -
Write-off of marketable securities. . . . . . . . . . . .          1,150       -
Write-down of goodwill. . . . . . . . . . . . . . . . . .      3,405,645       -
Changes in non-cash working capital balances consist  of:
Accounts receivable . . . . . . . . . . . . . . . . . . .         89,905       -
Inventories . . . . . . . . . . . . . . . . . . . . . . .      (  71,787)      -
Accounts payable and accrued liabilities. . . . . . . . .        237,366       -

                                                              (  245,434)      -

Financing Activities
Bank indebtedness . . . . . . . . . . . . . . . . . . . .          1,207       -
Advances from parent company. . . . . . . . . . . . . . .        246,414       -

                                                                 247,621       -

Investing Activity
Acquisition of capital assets . . . . . . . . . . . . . .       (  4,165)      -

Decrease in cash during the year. . . . . . . . . . . . .       (  1,978)      -

Cash, beginning of the year . . . . . . . . . . . . . . .          1,978       -

Cash, end of the year . . . . . . . . . . . . . . . . . .  $           -   $   -


Note  24     Comparative  Figures
             --------------------

Certain of the comparative figures have been restated to conform with the current years presentation.

Note  25     Subsequent  Events
             ------------------

Subsequent  to  June  30,  2003:

i) the Company entered into a Stock and Note Transfer Agreement with Pan Pacifica Ltd. ("Pan Pacifica") Pursuant to the agreement, effective as of August 20, 2003, the Company will transfer all of the outstanding shares of Datadesk, a wholly-owned subsidiary of the Company, and a promissory note payable to the Company made by Datadesk in the principal amount of $1,000,000, together with the related security interest in the assets of Datadesk to Pan Pacifica. The agreement was entered into simultaneously with a settlement agreement between the Company and its former officer.
The transfers to Pan Pacifica pursuant to the Transfer Agreement were partial consideration for the release of its former officer of the Company and certain other related parties from any claims that the former officer may have had against them as of the date of the settlement agreement. The Company also released the former officers from any claims it may have had against him as of the date of the settlement agreement. In connection with the settlement, the Company will also transfer immediately available funds in the amount of $151,020 to Pan Pacifica;

ii) the Company received $824,357 pursuant to a private placement at $0.08 per unit. Each unit consists of one common share and one common share purchase warrant. Each warrant and $0.15 entitles the holder thereof to acquire one additional common share;

iii) the Company and a subsidiary were served with a complaint filed with the Superior Court of the State of Washington for $140,443 with respect to an unpaid account. The Company has provided for $104,040, which is included in current liabilities of discontinued operations. The Company has retained legal representation to contest this matter;

iv) the Company and a subsidiary received a summary judgement against them dated September 12, 2003 for $93,912 plus interest for an unpaid account. This amount has been provided for in the current liabilities of discontinued operations.

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