Form 10QSB
period 2003-12-31
SECURITY BIOMETRICS INC
filed 2004-02-12
CIK 1101046

UNITED  STATES
                   SECURITIES  AND  EXCHANGE  COMMISSION
                          WASHINGTON,  DC  20549

                              Form  10-QSB

     (Mark  One)
(X)  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)
     OF  THE  SECURTIES  EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  December  31,  2003
                                    --------------------

( )  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)
     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from                   to
                                    ---------------      ----------------
                        COMMISSION FILE NUMBER 0-30711
                        --------------------------------

                            SECURITY BIOMETRICS, INC.
    -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                            98-0209119
--------------------------------                    ----------------------------
 State  or other  jurisdiction                      (IRS Employer Identification
of incorporation or organization                                No.)


         500 5th Avenue, Suite 1650  New York, NY  10110
  ----------------------------------------------------------------------------
                    (Address of principal executive offices)

Issuer's  telephone  number:  (212)  391-5760
                              ---------------

State the number of shares outstanding of each of the issuer's classes of common stock as of December 31, 2003

Common  Stock,  $.001  par  value                      142,008,007
---------------------------------                  ------------------
             Class                                 Number  of  shares

                        SECURITY  BIOMETRICS,  INC.

                                 INDEX
                                 -----


PART  I

Item  1
Financial  Information                                      Page  No.
-----------------------------------------------------      -----------

Consolidated  Balance  Sheet  December  31,  2003 . . . . . . .3-4

Consolidated  Statement of Comprehensive Loss for
the six and three month period ended  December  31,
2003  &  2002 . . . . . . . . . . . . . . . . . . . .. . . . .   5

Consolidated Statement of Operations for the six
and three months ended December 31,  2003  &  2002. . . . . . .  6

Consolidated  Statement  of  Stockholders'  Equity
for  the  six  months  ended  December  31,  2003 . . . . . . .  7

Consolidated  Statement  of  Cash  Flows  for  the
six and three months ended December 31, 2003 & 2002 . . . . . .8-9

Notes  to  Consolidated  Financial  Statements for
the period ended December 31, 2003. .. . . . . . . . . . . . .10-19

Item  2.
Management Discussion and Analysis of Results of
 Operations  and  Financial  Condition. . . . . . . . . . . .20-22

Item  3.
Controls  and  Procedures.

PART  II

Item  1.
Legal  proceedings

Item  2.
Changes  in  Securities

Item  3.
Default  on  Senior  Securities

Item  4.
Submission of matters to a vote of security holders

Item  5.
Other  information

Item  6
Exhibits  and  reports  on  8-K

Signatures

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  BALANCE  SHEET
(Unaudited)



                                              DECEMBER 31,    JUNE 30,
                                                  2003          2003
CURRENT ASSETS
Cash and cash equivalents . . . . . . . . .  $    1,595,294  $    4,092
Accounts receivable . . . . . . . . . . . .          15,132      94,634
Inventory . . . . . . . . . . . . . . . . .           7,769           -
Prepaid expenses and other assets . . . . .          53,795      19,064
Current assets of discontinued operations .               -     137,270
                                             --------------  ----------
                                                  1,671,990     255,060
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
 DEPRECIATION . . . . . . . . . . . . . . .          63,409      65,018

LONG-TERM ASSETS OF DISCONTINUED OPERATIONS               -      23,783
                                             --------------  ----------
                                             $    1,735,399  $  343,861
                                             ==============  ==========

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  BALANCE  SHEET  (CONTINUED)
(Unaudited)

                                                                 DECEMBER 31,       JUNE 30,
                                                                     2003             2003
CURRENT LIABILITIES
Accounts payable and accrued liabilities - non-related parties  $    1,427,493   $      686,762
Accounts payable and accrued liabilities - related parties . .       1,053,041        1,540,704
Billings in excess of costs and estimated earnings on. . . . .       1,755,270                -
 uncompleted contracts
Corporate income taxes payable . . . . . . . . . . . . . . . .         424,542          424,542
Capital lease payable. . . . . . . . . . . . . . . . . . . . .           3,487            5,230
Notes payable. . . . . . . . . . . . . . . . . . . . . . . . .       1,919,107        2,000,000
Convertible debentures . . . . . . . . . . . . . . . . . . . .       1,153,189        1,780,000
Current liabilities of discontinued operations . . . . . . . .               -          719,955
                                                                ---------------  ---------------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . .       7,736,129        7,157,193
                                                                ---------------  ---------------
LONG-TERM LIABILITIES
Capital lease - long term portion. . . . . . . . . . . . . . .               -              872
Minority interest in equity of consolidated subsidiary . . . .             121              193
                                                                ---------------  ---------------
TOTAL LONG-TERM LIABILITIES. . . . . . . . . . . . . . . . . .             121            1,065
                                                                ---------------  ---------------

STOCKHOLDERS' DEFICIENCY
COMMON STOCK
Authorized - 300,000,000 shares $0.001 par value
Issued and outstanding 142,008,007 shares. . . . . . . . . . .         142,008          124,296
Additional paid-in capital . . . . . . . . . . . . . . . . . .       9,606,481        8,201,508
Accumulated other comprehensive loss . . . . . . . . . . . . .        (  6,453)        (  5,247)
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .   (  15,742,887)   (  15,134,954)
                                                                ---------------  ---------------
TOTAL STOCKHOLDERS' DEFICIENCY . . . . . . . . . . . . . . . .    (  6,000,851)    (  6,814,397)
                                                                ---------------  ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY . . . . . . . .  $    1,735,399   $      343,861
                                                                ===============  ===============

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  STATEMENT  OF  COMPREHENSIVE  LOSS
(UNAUDITED)

                                         SIX MONTHS ENDED                   THREE MONTHS ENDED
                                            DECEMBER 31,                       DECEMBER 31,
                                     2003                 2002              2003          2002
                              ------------------  --------------------  ------------  ------------
NET LOSS . . . . . . . . . .  $      (  607,933)  $        (  872,136)  $(  286,856)  $(  668,334)
OTHER COMPREHENSIVE LOSS
Foreign currency translation           (  1,206)                6,366             -         5,546
 adjustment
                              ------------------  --------------------  ------------  ------------
COMPREHENSIVE LOSS . . . . .  $      (  609,139)  $        (  865,770)  $(  286,856)  $(  662,788)
                              ==================  ====================  ============  ============


SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  STATEMENT  OF  OPERATIONS
(Unaudited)

                                                               SIX MONTHS ENDED                    THREE MONTHS ENDED
                                                                  DECEMBER 31,                         DECEMBER 31,
                                                            2003                 2002              2003           2002
                                                     ------------------  --------------------  -------------  -------------
REVENUE
Contract revenues earned. . . . . . . . . . . . . .  $       1,707,224   $           963,673   $  1,548,524   $    286,139
Other revenues. . . . . . . . . . . . . . . . . . .             12,067                     -              -              -
TOTAL REVENUE . . . . . . . . . . . . . . . . . . .          1,719,291               963,673      1,548,524        286,139
                                                     ------------------  --------------------

COSTS AND EXPENSES
Cost of revenues earned . . . . . . . . . . . . . .            968,654               444,745        891,543        243,783
Interest expense. . . . . . . . . . . . . . . . . .            372,667               206,908        282,478        111,613
Selling, general and administrative . . . . . . . .          1,380,975               949,226        696,498        461,471
                                                     ------------------  --------------------  -------------  -------------
TOTAL COSTS AND EXPENSES. . . . . . . . . . . . . .          2,722,296             1,600,879      1,870,519        816,867
                                                     ------------------  --------------------  -------------  -------------
LOSS FROM CONTINUING. . . . . . . . . . . . . . . .         (1,003,005)           (  637,206)    (  321,995)    (  530,728)
 OPERATIONS

OTHER ITEM
Income (loss) from discontinued . . . . . . . . . .            359,933            (  234,930)             -     (  155,606)
 operations
Gain on settlement of debt. . . . . . . . . . . . .             35,139                     -         35,139              -
                                                     ------------------  --------------------  -------------  -------------
NET LOSS. . . . . . . . . . . . . . . . . . . . . .  $      (  607,933)  $        (  872,136)  $ (  286,856)  $ (  686,334)
                                                     ==================  ====================  =============  =============

NET LOSS PER COMMON SHARE . . . . . . . . . . . . .  $         (  0.01)  $           (  0.01)  $    (  0.00)  $    (  0.00)
Basic and diluted
                                                     ==================  ====================  =============  =============
WEIGHTED AVERAGE NUMBER OF COMMON STOCK OUTSTANDING        128,358,289           119,502,841    136,532,888    120,131,602
Basic and diluted
                                                     ==================  ====================  =============  =============

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY
(Unaudited)

                                                                      ACCUMULATED
                                                       ADDITIONAL        OTHER
                                   COMMON STOCK          PAID IN     COMPREHENSIVE    ACCUMULATED
                             ----------------------
                                SHARES      AMOUNT      CAPITAL          LOSS          DEFICIT        TOTAL
                             ------------  --------  --------------  -------------  -------------  ------------
BALANCE, JUNE 30, 2003. . .   124,296,257  $124,296  $    8,201,508  $     (5,247)  $(15,134,954)  $(6,814,397)
ISSUANCE OF COMMON
 STOCK FOR:
Cash (net of $85,871
 finders' fees paid). . . .    15,811,750    15,812       1,195,220             -              -     1,211,032
Issuance of shares for
 services . . . . . . . . .       800,000       800         110,200             -              -       111,000
Issuance of shares to
 settle debt. . . . . . . .     1,100,000     1,100          98,900             -              -       100,000
Issuance of common stock
 by subsidiary. . . . . . .             -         -             653             -              -           653
OTHER COMPREHENSIVE
 LOSS FOR THE SIX MONTHS
 PERIOD ENDED
 DECEMBER 31,  2003                                                        (1,206)             -        (1,206)
NET LOSS FOR THE SIX
 MONTHS PERIOD ENDED
 DECEMBER 31, 2003. . . . .             -         -               -             -       (607,933)     (607,933)
                             ------------  --------  --------------  -------------  -------------  ------------
BALANCE, DECEMBER 31, 2003    142,008,007  $142,008  $    9,606,481  $     (6,453)  $(15,742,887)  $(6,000,851)
                             ============  ========  ==============  =============  =============  ============

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
(Unaudited)


                                                                              SIX MONTHS ENDED
                                                                                DECEMBER 31,
                                                                             2003           2002
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net loss from continuing operations                                      $(1,003,005)  $  (  637,206)
Adjustments to reconcile net loss to net
 cash provided (used) by operating
 activities
Depreciation                                                                   5,014          29,515
Consulting services                                                           61,000         104,550
Changes in operating assets and liabilities:
Accounts receivable                                                           79,502      (  163,368)
Inventory                                                                   (  7,769)       (  2,732)
Prepaid expenses                                                              15,269          57,884
Accounts payable and accrued liabilities                                     288,135      (  108,457)
Corporation income taxes payable                                                   -           5,160
Costs and estimated profits in excess of billings on                               -      (  129,505)
 uncompleted contracts
Billings in excess of costs and estimated earnings on                      1,755,270      (  446,459)
 uncompleted contracts
                                                                           ---------      -----------
NET CASH FROM (USED BY) OPERATING                                          1,193,416    (  1,290,618)
 ACTIVITIES
                                                                           ---------      -----------

CASH FLOWS USED BY INVESTING
 ACTIVITIES:
Purchase of property and equipment                                          (  3,405)          3,679
Advances to subsidiary - discontinued operations                          (  198,969)     (  187,033)
Decrease in goodwill                                                               -          10,500
                                                                           ---------      -----------
NET CASH USED BY INVESTING                                               $(  202,374)  $  (  172,854)
 ACTIVITIES
                                                                           ---------      -----------

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  STATEMENT  OF  CASH  FLOWS  (CONTINUED)
(Unaudited)


                                                              SIX MONTHS ENDED
                                                                DECEMBER 31,
                                                             2003          2002
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in bank overdraft                               $         -   $    92,798
Net proceeds from common stock                             1,211,685       326,500
Payments on capital lease                                   (  2,615)     (  1,358)
Payments of equipment note                                         -      (  9,047)
Payments on convertible debenture                         (  526,811)            -
Payments on notes payable                                  (  80,893)            -
Increase in due to related parties                                 -       617,982
                                                         ------------  ------------
NET CASH FROM FINANCING                                      601,366     1,026,875
 ACTIVITIES
                                                         ------------  ------------

EFFECT ON EXCHANGE RATE                                     (  1,206)        6,366
                                                         ------------  ------------
 CHANGES ON CASH AND CASH
 EQUIVALENTS

NET INCREASE (DECREASE) IN CASH                            1,591,202    (  430,231)
 AND CASH EQUIVALENTS FROM
 CONTINUING OPERATIONS

DECREASE IN CASH FROM                                              -     (  25,235)
 DISCONTINUED OPERATIONS
 - NOTE 3

CASH AND CASH EQUIVALENTS, AT                                  4,092       481,299
 BEGINNING OF PERIOD
                                                         ------------  ------------
CASH AND CASH EQUIVALENTS, AT                            $ 1,595,294   $    25,233
 END OF PERIOD
                                                         ============  ============

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION
CASH PAID DURING PERIOD FOR:
Interest                                                 $    17,672   $   207,365
                                                         ============  ============
Taxes                                                    $         -   $         -
                                                         ============  ============
NON-CASH INVESTING AND
 FINANCIAL ACTIVITIES

ISSUANCE OF COMMON STOCK FOR:
Prepaid expense                                          $    50,000   $         -
                                                         ============  ============
Services                                                 $    61,000   $   104,550
                                                         ============  ============
Settle convertible debentures                            $   100,000   $         -
                                                         ============  ============

NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

ORGANIZATION  AND  NATURE  OF  BUSINESS
---------------------------------------
SECURITY  BIOMETRICS, INC. AND EMEDRX, INC. (FORMERLY BIOMETRICS SECURITY, INC.)

Security Biometrics, Inc. (hereinafter referred to as "the Company") is a Nevada corporation incorporated on March 12, 1999.

On August 25, 2000, the Company acquired all of the issued and outstanding stock of eMedRX, Inc. (formerly Biometrics Security, Inc.) (hereinafter referred to as "eMed") in exchange for 38,257,675 shares of the Company's common stock. (37,500,000 of these shares were owned by a trust whose beneficiaries were the children of a former officer of the Company). This transaction has the effect of what is commonly referred to as a "reverse acquisition" in that the Company is the legal acquirer; however, eMed is the accounting acquirer. In connection with the legal form of this transaction, eMed became a wholly-owned subsidiary of the Company. For accounting purposes, the acquisition is treated as a recapitalization of eMed rather than a business combination.

The Company is a holding company for subsidiary acquisitions. The Company and its subsidiaries intend to develop, market under license, and distribute dynamic biometric technologies.

BASIS  OF  PRESENTATION

The unaudited financial statements of the Company as at December 31, 2003 and 2002, and for the six and three months ended December 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and notes thereto included in the Company's Form 10-KSB for the year ended June 30, 2003. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

GOING  CONCERN

The Company experienced significant operating losses since inception. In addition, as at December 31, 2003, the Company has a working capital deficit amounting to approximately $6.1 million. The consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. Management has negotiated a financial reorganization plan which the Company believes should address some or all of its present financial condition.

PRINCIPLES  OF  CONSOLIDATION

The consolidated financial statements include the accounts of Security Biometrics, Inc. and the following subsidiaries:

eMedRX,  Inc.  (formerly  Biometrics  Security,  Inc.)
Lightec  Communications  Corp.
Datadesk  Technologies,  Inc.  (disposed  on  August  20,  2003)
eMedRx  Inc.
NetFace,  LLC  (Inactive)

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

INVENTORY
---------
The Company's inventory is stated at the lower of cost (determined on the first-in, first-out method) or market.

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

NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

LONG-LIVED  ASSETS
------------------
SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. For the six month period ended December 31, 2003, this standard did not have a material effect on the Company's results of operations, cash flows or financial position.

DISCLOSURE  ABOUT  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
----------------------------------------------------------
The Company estimates that the fair value of all financial instruments as of December 31, 2003, as defined in SFAS No. 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

NOTE  2     DISPOSITION  OF  DISCONTINUED  OPERATIONS

During the six month period ended December 31, 2003, the Company entered into a Stock and Note Transfer Agreement (the "Transfer Agreement") with Pan Pacifica Ltd. ("Pan Pacifica"), effective as of August 20, 2003, to transfer all of the outstanding shares of Datadesk, a wholly-owned subsidiary of the Company, and a promissory note payable to the Company made by Datadesk in the principal amount of $1,000,000, together with the related security interest in the assets of
Datadesk  to  Pan  Pacifica.   The  Transfer  Agreement  was  entered  into
simultaneously with a settlement agreement between the Company and its former officer. In connection with the settlement, the Company transferred available funds in the amount of $151,020 to Pan Pacifica.

The Company realized a net gain on the disposal of Datadesk subsidiary of $382,073 which was recognized at the date of disposition. The realized gain is net of approximately $47,949 transaction costs.

Loss  from  discontinued  operations  is  as  follows:

                                             Six months ended               Three months ended
                                                December 31,                  December 31,
                                          2003                 2002          2003      2002
                                   ------------------  --------------------  -----  ----------
Revenue . . . . . . . . . . . . .  $           6,431   $           209,471   $   -  $  31,570
Direct expenses . . . . . . . . .                  -                84,920       -     56,895
                                   ------------------  --------------------  -----  ----------
                                               6,431               124,551       -    (25,325)
Gross profit

Administrative and General. . . .            (28,571)             (359,024)      -   (160,046)
Interest expenses . . . . . . . .                  -                  (457)      -       (235)
                                   ------------------  --------------------
Net operating loss. . . . . . . .            (22,140)             (234,930)      -   (185,606)
Other item
Gain on disposition of subsidiary            382,073                     -       -          -
                                   ------------------  --------------------
Income (loss) from discontinued
 operations for the period. . . .  $         359,933   $          (234,930)  $   -  $(185,606)
                                   ==================  ====================  =====  ==========

NOTE  3     STATEMENT  OF  CASH  FLOWS

Cash  flows  from  discontinued  operations  are  as  follows:

                                                                    2003        2002
                                                                 ----------  ----------
Operating Activities
Net income (loss) for the period. . . . . . . . . . . . . . . .  $ 359,933   $(234,930)
Items not involving cash:
Amortization of capital assets. . . . . . . . . . . . . . . . .          -       5,648
Gain on disposition of subsidiary . . . . . . . . . . . . . . .   (382,073)          -
Changes in non-cash working capital balances consist of:
Accounts receivable . . . . . . . . . . . . . . . . . . . . . .     (2,910)     49,504
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .      2,375       9,024
Accounts payable and accrued liabilities. . . . . . . . . . . .   (182,198)    (48,711)
                                                                 ----------  ----------
                                                                  (204,873)   (219,465)
                                                                 ----------  ----------
Investing Activity
Purchase of capital assets. . . . . . . . . . . . . . . . . . .          -      (4,004)
                                                                 ----------  ----------

Financing Activities
Loans receivable from related party . . . . . . . . . . . . . .          -      11,200
Bank indebtedness . . . . . . . . . . . . . . . . . . . . . . .      5,904           -
Due to related party. . . . . . . . . . . . . . . . . . . . . .    198,969     187,033
                                                                 ----------  ----------
                                                                   204,873     198,234
                                                                 ----------  ----------
Decrease in cash from discontinued operations during the period  $       -   $ (25,235)
                                                                 ==========  ==========

NOTE  4     ACCOUNTS  RECEIVABLE

A  summary  of  accounts  and  other  receivable  is  as  follows:

Account receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 15,213
Less: allowance for doubtful accounts, sales returns, and advertising incentives   (10,995)
                                                                                  ---------
                                                                                     4,208
Tax credits recoverable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10,924
                                                                                  ---------

Total accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 15,132
                                                                                  =========

NOTE  5     PROPERTY  AND  EQUIPMENT

Property  and  equipment  and  accumulated  depreciation  consists  of:

Furniture and fixtures                            $64,198
Computer equipment                                 17,152
                                                  -------
                                                   81,350
Less accumulated depreciation                      17,941
                                                  -------
Total property and equipment.                     $63,409
                                                  =======

NOTE  6     CAPITAL  LEASE  PAYABLE

The Company acquired an office copier on a capital lease with National Leasing Group, Inc. The lease requires monthly payments of approximately $400 for 48 months including interest at 11% per annum. Future minimum payments are as follows:

June 30, 2004                                     $ 2,615
June 30, 2005                                         872
                                                  --------

Total minimum lease payment                         3,487
Less amount representing interest                  (1,340)
                                                  --------
Present value of minimum lease payment            $ 2,147
                                                  ========

NOTE  7     NOTES  AND  CONVERTIBLE  DEBENTURE  PAYABLE

                                                                                          DECEMBER 31,
MARYANNE RICHARD                                                                             2003
                                                                                       -----------------
On  June  13, 2002, the Company issued a note payable to Maryanne Richard in the amount  of  $1,000,000 as part of the consideration for the purchase of Lightec.
Included  in  accrued  liabilities  at  December  31, 2003 is $36,193 of accrued interest.  The note is secured by deposit accounts, investment property, letters of  credit rights and letters of credit, rights to payments evidenced by chattel paper,  rights  to payments for money or funds advanced or sold and all proceeds of any and all of the above.  The security is senior in priority to the security granted  for  the  $1,000,000 note payable to Synergex Group and subordinated to that of Edinburgh LLC. Consideration of 8,000,000 stock purchase warrants, which gives  the  rights to the holder to acquire one share of common stock at a price of  $0.125 for a period of two years, was given to extend the repayment terms by three  months  to  commence  on  December  31,  2002.

Pursuant  to  an agreement dated October 29, 2003, the Company has agreed to set the principal of the note at $1,105,000 ("new principal").  Interest will accrue on  the  new principal at the rate of 9% per annum commencing on the date of the first  receipt  of  funds from the Bridgeport School contract.  Payments against the  new  principal and accrued interest will commence once the $55,413 included in  accounts  payable - related entities, has been repaid.  This $55,413 is owed to  Mike  Richard  (a  former  director  of  Lightec)  pursuant to an employment contract.  9%  of  the  receipts  from  the  Bridgeport  School contract will be
applied  against  these  debts.                                                        $       1,105,000

SYNERGEX  GROUP  PARTNERSHIP
On June 11, 2002, Synergex Group Partnership loaned the Company $1,000,000 to facilitate the acquisition of Lightec. The note bears interest at 9%. Included in accrued liabilities at December 31, 2003 is $138,863 of accrued interest.
The note is secured by Lightec deposit accounts, investment property, letters of credit rights and letters of credit, rights to payments evidenced by chattel paper, rights to payments for money or funds advanced or sold and all proceeds of any and all of the above. The security is subordinated to the security granted for the $1,000,000 note payable to Mary Anne Richard. Consideration of 8,000,000 stock purchase warrants, which gives the rights to the holder to acquire one share of common stock at a price of $0.125 for a period of two years, was given to extend the repayment terms by three months to commence on December 31, 2002. Gerard Munera, who is a director of the Company has an ownership stake and is the managing director of the Synergex Group.

Pursuant to an agreement dated September 12, 2003, the Company is required to pay the following:

i) pay the principal plus all interest accrued in the outstanding principal balance at the rate of 9% per annum from the date of receipt of the first payment related to the Bridgeport School contract until paid in full;

ii)  pay  no  less  than 7.4% of all money received on account of the Bridgeport
School  contract  until  paid  in  full  (paid to December 31, 2003:  $185,893).
                                                                                                 814,107
                                                                                       $       1,919,107
                                                                                       -----------------

NOTE  7     NOTES  AND  CONVERTIBLE  DEBENTURE  PAYABLE  (CONTINUED)

                                                                                          DECEMBER 31,
EDINBURGH INVESTMENTS LLC                                                                    2003
                                                                                       -----------------
On  June  30,  2002,  the  Company  issued  a convertible debenture to Edinburgh
Investments  LLC  ("Edinburgh").  The debenture is secured in the first priority against  the revenues and assets of the Lightec business and matured on June 30,
2003  and  accrued  interest  at  10%  payable  quarterly.

On August 29, 2003, Edinburgh obtained a court order for settlement against the Company requiring the Company to pay the following:

i)  pay  Edinburgh  $50,000  on  each of December 31, 2003, October 31, 2003 and
November  28,  2003  ($150,000  paid);

ii) pay Edinburgh the principal plus all interest accrued on the outstanding principal balance at the rate of 18% per annum from June 28, 2002 until paid in full. All outstanding principal and accrued interest shall be paid to Edinburgh no later than December 31, 2004. At December 31, 2003, accrued interest is
$447,574;

iii)  pay Edinburgh the accrued interest for December 31, 2003 onward on January
5,  2004,  April  5,  2004,  July  15,  2004  and  October  5,  2004;

iv)  pay Edinburgh 15% of all funds received from the Bridgeport School contract until  the  principal  and  interest  is  fully paid (paid to December 31, 2003:
$376,811);  deliver  to  Edinburgh  a  five  year warrant to purchase 13,440,000 common  stock  at  an  exercise  price  of  $0.15  per  share
                                                                                       $   1,153,189
                                                                                       =============

The Company was notified by Edinburgh that it was not in technical compliance with the terms of the settlement but these requirements are currently being remedied.

Summary  of  Creditor  Repayment
--------------------------------
     CREDITOR       SECURITY PRIORITY  PROPORTION OF GROSS LIGHTEC
------------------  -----------------  ----------------------------
                                             REVENUE PAYABLE
                                       ----------------------------
Edinburgh LLC. . .                1st                           15%
Maryanne Richard .                2nd                            9%
Synergex Group LLC                3rd                          7.4%
Total                                                         31.4%
                                                             ------

NOTE  8     STOCK  WARRANTS  AND  OPTIONS

1.     The  company  has  the  following  warrants  outstanding:

  NUMBER      PRICE         EXPIRATION
OF SHARES   PER SHARE          DATE
----------  ----------  ------------------
 1,810,000  $     0.15  February 17, 2004
    20,000  $     0.15  February 27, 2004
7,083,333*  $     0.15  June 13, 2005
12,019,880  $     0.15  September 18, 2005
 2,757,500  $     0.15  November 19, 2005
 2,790,500  $     0.15  December 22, 2005

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

4. Pursuant to a court order, the Company is required to issue 13,440,000 warrants as part of a settlement of it's convertible debentures. Each warrant entitles the holder thereof the right to acquire one common share at $0.15 per share for a period of five years (see Note 7).

NOTE  8     STOCK  WARRANTS  AND  OPTIONS  (CONTINUED)

5.     Stock-based  Compensation  Plan

On April 29, 2002, the Company adopted the 2002 employee stock option plan for the purpose of providing an incentive based form of compensation to the officers, directors, key employees and service providers of the Company. These options were granted with an exercise price equal to the market price of the Company's stock on the date of the grant.

                                                         December 31, 2003
                                                                        Weighted
                                                      Optioned           Average
                                                       Shares        Exercise Price
                                                  -----------------  ---------------
Outstanding, beginning of the year . . . . . . .          4,234,091  $          0.11
Granted. . . . . . . . . . . . . . . . . . . . .          4,050,000             0.12
                                                  -----------------  ---------------
Outstanding and exercisable at end of the period          8,284,091  $          0.11
                                                  =================  ===============


At December 31, 2003 the following consultant or employee and director common share purchase options were outstanding and exercisable entitling the holders thereof the right to purchase one common share for each share purchase option held:

           Exercise   Expiry
 Number      Price    Date
---------  ---------  ----------------
2,859,091  $    0.11  April 28, 2004
1,000,000  $    0.11  April 30, 2004
  100,000  $    0.20  June 20, 2004
   50,000  $    0.17  October 7, 2004
  100,000  $    0.14  October 14, 2004
4,000,000  $    0.11  July 6, 2005
   50,000  $    0.11  August 31, 2005
  125,000  $    0.11  June 27, 2012
---------
8,284,091
=========

The Company accounts for its stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and its related interpretations.

NOTE  8     STOCK  WARRANTS  AND  OPTIONS  (CONTINUED)

5.     Stock-based  Compensation  Plan  -  (continued)

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

                                           December 31,
                                        2003          2002
                                   --------------  ----------
Net loss. . . . . . . . . . . . .  $    (607,933)  $(872,136)
Pro-forma adjustment for SFAS 123       (283,500)          -
                                   --------------  ----------
Pro-forma net loss. . . . . . . .  $    (891,433)  $(872,136)
                                   ==============  ==========
Pro-forma net loss per share. . .  $       (0.01)  $   (0.01)
                                   ==============  ==========

The fair value of these options was estimated at the date of the grant using the following weighted average assumption:

                                                                  2003
                                                                --------
Volatility factor of expected market price of company's shares      199%
Dividend yield . . . . . . . . . . . . . . . . . . . . . . . .        0%
Weighted average expected life of stock options. . . . . . . .  2 years
Risk-free interest rate. . . . . . . . . . . . . . . . . . . .        5%

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

NOTE  9     BUSINESS  SEGMENTS

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", requires companies to provide certain information about their operating segments. The Company has three reportable segments: Security Biometrics, Lightec, and eMedRx.

Summarized financial information, concerning the Company's reportable segments for six months ended December 31, 2003, is shown on the following table:

                                    SECURITY
                                   BIOMETRICS    LIGHTEC     EMEDRX       TOTAL
Net sales to external companies.  $    12,067   $1,707,224  $      -   $1,719,291
Operating earnings (loss). . . .   (1,505,140)     585,739   (48,465)    (967,866)
Total assets . . . . . . . . . .      199,879    1,525,997     9,523    1,735,399
Depreciation and amortization. .        4,554          460         -        5,014
Capital expenditures . . . . . .        3,405            -         -        3,405

NOTE  10     COMMITMENT

On December 2, 2003, the Company signed a letter of intent to acquire WonderNet Ltd. of Israel for cash and shares of the Company's stock.

Subject to final due diligence and a formal agreement being signed, the transaction is scheduled to close on or before February 29, 2004. There is no assurance that the final agreement will be signed and that the transaction will close.

PART  I

ITEM  2     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

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

We believe the risks include, but are not limited to, the failure of the biometric technology market to grow according to our expectations due to slower adoption of biometric technology than our forecasts, commercial risk from the potential adoption of other biometric technologies as a substitute for biometric signature authentication and commercial risk that a superior biometric signature authentication technology could come to market before the Company's technology has realized its commercial potential.

The following discussion and analysis of financial conditions and results of operation should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-QSB.

Critical  Accounting  Policies
==============================

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors and Audit Committee, we have identified one accounting policy that we believe is key to an understanding of our financial statements. This is an important accounting policy that requires management's most difficult, subjective judgment.

The critical accounting policy relates to revenue recognition. The choice of revenue recognition method is subjective. License revenues are recognized when earned, in accordance with contractual provisions. Royalty revenues are recognized upon shipment of products incorporating the related technology by the original equipment manufacturers (OEMs) and foundries. For Lightec, we recognize revenue from fixed price and modified fixed price construction contracts on the percentage-of-completion method, measured by the percentage of cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts.

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

On August 22, 2000, we entered into an option agreement with DSI Datotech of Vancouver, Canada. The exercise price of the option was $8,000,000, of which we paid $320,000. On June 29, 2001, we acquired all of the outstanding membership interests of NetFace, LLC, a Connecticut limited liability company, in exchange for 20,000,000 share of our common stock. NetFace holds an option to acquire an exclusive worldwide, perpetual, royalty-free license to exploit DSI's gesture recognition technology for video games and Internet/television. The exercise price of the option is $5,000,000 plus a 20% Class B Membership of NetFace. We have decided not to exercise our options with DSI Datotech at this time as we do not believe that the prototypes delivered to us are market ready at this time. Consequently, the Company expensed $320,000 in 2001 and the balance of the investment of $200,000 in 2002.

On April 20, 2002, the Company entered into an exclusive agreement with WonderNet Ltd. of Israel. Under this agreement, we became the exclusive distributor for North America, the Caribbean and Mexico of WonderNet's Penflow() patented and proprietary Biometric Signature Authentication ("BSA") software engine, which consists of a database of user profiles and enable remote and local access to the database using the internet, smart cards, or LAN connections to verify signatures by comparison to said database. To acquire these rights, we issued WonderNet 2,500,000 shares of common stock and agreed to pay WonderNet a 5% royalty on products sold.

The agreement with WonderNet allows us to commence sub-licensing, marketing a proven biometric security product.

A revised agreement with Wondernet was entered into in September 2003. This agreement includes a minimum payment of $120,000 per quarter against royalties. Because royalty payments did not reach $120,000 during the period ending December 31, 2003, we paid this from cash.

Wondernet
=========

On December 3, 2003, a letter of intent was signed between Security Biometrics and Wondernet for Security Biometrics to buy the stock of Wondernet for cash and Security Biometrics stock.

We believe that the purchase of Wondernet would confer a number of advantages on Security Biometrics including strategic control of the underlying technology going forward and enhanced future margins through the removal of royalties payable to Wondernet.

The due diligence called for in the letter of intent are not complete and negotiations are on-going.

Management  Team
================

There were substantial changes to the management team in the third calendar quarter of 2003. Michel Berty was appointed Chief Executive Officer (CEO) shortly before the financial year end in June 2003 following the death of the former CEO Mr Kenneth Barr. Mr Berty subsequently appointed William Moore as Chief Financial Officer CFO on September 1, 2003, Jeffrey Maynard as president and CEO of eMedRX on September 8, 2003 and Herve Bertacchi as vice president and manager of the Lightec Communications business (August 18, 2003). The executive management was also relocated from Vancouver, Canada to New York City, USA reflecting the increased focus of the company's business to the larger U.S. market.

Revised  Sales  Strategy
========================

The executive management team has refocused on sales on direct channels to clients rather than using alternate channels like value added resellers (VARS). This resulted in the hiring of additional sales staff in the third calendar quarter. In the first quarter of calendar year 2004 an agreement in principle to purchase Datagility (see below) was made contingent on the sales resources of Datagility being redeployed to serve both Datagility and Penflow clients in the financial services sector.

The strategy of direct sales reflects a desire to maintain superior margins and 'customer ownership.' However, Security Biometrics will continue to use in-direct channels where appropriate as a supplement to direct channels and to ensure as much market breadth as possible given the resources available to the business.

We believe that the sales cycle for the Penflow product is relatively long due to the potential impact on client's business processes where it is implemented on a large scale. We believe that the length of the sales cycle for this product means that increased investment in sales and marketing is unlikely to have a significant impact on revenue performance until at least the later half of our financial year.

eMedRX
======

In the period ending December 31, 2003 the eMedRX business was managed through two subsidiaries of Security Biometrics Inc, eMedRX, Inc. (formerly Biometrics Security, Inc.) and eMedRX Inc. in order to facilitate business in each country and to provide opportunities for other investors to participate in ownership of the business.

We believe that the progress made in identifying pilot partners during the quarter.

Discussions were initiated by eMedRX Inc. to sell the U.S. rights to sell, market and implement the eMedRX product and Penflow application in the U.S. healthcare delivery market to eMedRX Inc. (USA) a company only related by a common director. eMedRX Inc. (USA) is a company formed specifically for the purpose of selling, marketing and implementing and servicing the eMedRX and Penflow products by a management group with strong links to the healthcare delivery market. In return for the rights to the product Security Biometrics would receive consideration of 49% of the stock of eMedRX Inc. (USA) and license fees for product sales and transaction revenues. We believe that this arrangement provides excellent access to the vertical market for the product while effectively preserving Security Biometric's sales and marketing resources. David Dalton, one of our directors, is director of and will have an ownership interest in both eMedRX Inc. (USA) and eMedRX, Inc.

Lightec
=======

The Lightec Communications business continued to be active during the fourth calendar quarter. Lightec recognized $1,707,224 revenue for the period ending December 31, 2003. $158,524 was recognized during the prior quarter ending September 30, 2003. We do not expect this rate of growth to be sustained because it reflected an increased level of contract activity with education sector customers. It should be noted that the revenue to be recognized in future quarters is effected by the seasonality of contract activity. We anticipate th at the third calendar quarter will see reduced activity coinciding with school vacations.

Funds for the Bridgeport Board of Education projects continued to be released by the government agencies involved as anticipated. We believe that there are grounds to expect that the anticipated contracts revenues of $6,900,000 will be achieved in the contract year (ending August 30, 2004).

Penflow
=======

Additional resources have been applied to sales and marketing of the Penflow products. We believe that the sales cycle for the Penflow product is relatively long due to the potential impact on client's business processes where it is implemented on a large scale. We believe that the length of the sales cycle for this product means that increased investment in sales and marketing is unlikely to have a significant impact on revenue performance until the later half of our financial year.

UK Subsidiary
============

Security Biometrics has entered into a contract with a UK marketing representative to assist in the selling and marketing of Security Biometrics products in the UK and Europe. A company, Security Biometrics Ltd. was formed subsequent to December 31, 2003 in anticipation of future business activity.

Datadesk

The divestiture of Datadesk was completed in August 2003 as previously described in our annual filing on form 10-KSB for the year ended June 30, 2003. The Datadesk operation produced some of the core elements of the eMedRX application but going forward it was decided to focus the resources of Security Biometrics on its Penflow technology and further development of the eMedRX application and commercial opportunities in the healthcare sector.

In order to execute the divestiture it was mutually agreed by Security Biometrics and Robert Solomon (president of Datadesk and CTO of Security Biometrics) to cancel Mr Solomon's employment agreement with Security Biometrics and transfer ownership of Datadesk to Panpacifica for a consideration of $1,000,000 . The effective date of this agreement and transfer of the ownership was August 20, 2003.

The company realized a net gain in the disposal of the of the Datadesk subsidiary of $382,073 which was recognized at the time of disposition. The realized gain was net of $47,949 transaction costs.

The transaction constitutes a related party transaction because Robert Solomon was Chief Technology Officer of Security Biometrics and President and director of Datadesk.

Purchase  of  Datagility
========================

Security Biometrics agreed in principle to purchase Datagility on December 22, 2003. Datagility is a software company specializing in anti-money laundering solutions and application service provider (ASP) services. In January 2003, a letter of intent was signed by both parties and a resolution authorizing the transaction was passed by the board of Security Biometrics on February 5, 2004. However, at the current time, no contract has been signed.

The purchase would result in the acquisition of 100% of Datagility's outstanding stock in return for a consideration of cash and Security Biometrics stock.

The company's principle asset is the Cybertrooper software application. The agreement is subject to the approval of the Board of Directors of Datagility. At December 31, 2003, no binding agreement has been reached.

Revenues
========

Contract revenues rose from $158,524 in quarter ended September 30, 2003 to $1,707,224 in quarter ending December 31, 2003 which reflected increasing activity in the Lightec business and pilot implementations of eMedRx application. The revenue increased by $755,619 over the same period ended December 31, 2002. This increase largely reflects activity levels on certain Lightec contracts which are seasonal and may reduce activity later in the year, particularly in the calendar third quarter.

Current  Liabilities
====================

Amounts due to non-related parties increased from $686,782 at June 30, 2003 to $1,427,493 at December 31, 2003. This reflects liabilities incurred associated with the Lightec hardware and software re-selling business. Lightec has negotiated payment arrangements with original equipment manufacturer (OEM) suppliers which permits a deferral of payment until physical delivery of the goods to Lightec's clients which brings Lightec's cash payments position into line with Lightec's cash receipts position. At December 31, 2003, Lightec had invoiced the entire value of the liabilities accrued, had taken delivery of the assets from the OEM but not delivered them to the end-customer and had therefore not recognized them as revenue.

Liquidity  and  Capital  Resources
==================================

At December 31, 2003, shareholder deficit totaled $6,000,851. The deficit decreased from $6,814,397 at June 30, 2003.

The period to December 31, 2003 saw significant increased cash flow from operations. These increases reflect significantly increased activity and revenues recognized from Lightec versus the period ending December 31, 2002. We believe that positive cash flow from Lightec could have a significant role in funding Security Biometrics as a whole for the remainder of the year. It should be noted that a total of 31.4% of gross cash receipts from Lightec contracts with the Bridgeport Board of Education are currently committed to servicing the Notes and Convertible Debentures Payable (see Note 7 to the Financial Statements).

Due to debt service obligations and the management's strategy to invest in activities and operations that will provide long term strength to our liquidity, we do not believe that we will be cash flow positive over the short term and we will continue to need additional financing from sales of stock and other sources. Should this be unattainable our ability to continue the operation of these businesses and expand our other biometric security activities may be severely impaired.

For the six month period ending December 31, 2003 cash in-flows from the issuance of stock valued at $1,175,685.

Edinburgh LLC's convertible Debentures and Notes Payable to Maryanne Richard and Synergex Group (a related party) (see Note 7 to the Financial Statements) are secured by the assets of Lightec and required Security Biometrics to generate significant cash flows from operations or financing to meet our obligations. Cash flows could also be impaired on account of acceleration by Edinburgh LLC.

Off-Balance  Sheet  Arrangements
================================

We have no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on us that is material to investors.


ITEM  3.          CONTROLS  AND  PROCEDURES.

An evaluation was performed, as of December 31st 2003, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective as of December 31st , 2003. There have been no significant changes in our internal controls or other factors that could significantly affect our internal controls subsequent to December 31st, 2003.



PART  II

ITEM  1.             LEGAL  PROCEEDINGS.

A settlement was reached in the amount $31,000 with David Alexander, a former employee, in December 2003. The settlement was made in relation to a claim of unpaid salaries and the Company recorded a gain on debt settlement of $35,139.

Edinburgh LLC contacted us to notify us that the company was not in technical compliance with stipulations under the court approved settlement. Such requirements are currently being remedied.

Neither we, nor any of our subsidiaries, is a party to any material legal proceeding, nor, to our knowledge, is any material litigation threatened against us or our subsidiaries.

ITEM  2.     CHANGES  IN  SECURITIES.

During the three months period ending December 31, 2003, we issued 5,548,000 shares of our common stock for cash proceeds of $440,753 from the private placements. We believe that the issuance of such shares did not require registration under the Securities Act of 1933, as amended, pursuant to exemptions available under the provisions of Sections 4(2) and 4(6) of the Securities Act.

ITEM  3.           DEFAULTS  ON  SENIOR  SECURITIES.

See  Item  1.

ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None

ITEM  5.         OTHER  INFORMATION.

None

ITEM  6.         EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Exhibition  Description
Number


31.1 Certificate of Michel Berty pursuant to Section 302 of the Sarbanes-Oxley Act 2002

31.2 Certificate of William Moore pursuant to Section 302 of the Sarbanes-Oxley Act 2002

32.1 Certificate of Michel Berty pursuant to 18 U.S.C.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certificate of William Moore pursuant to 18 U.S.C.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.


(b)     Reports  on  Form  8-K

None

                                   SIGNATURES


In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     By:  /s/  Michel  Berty
                                     -----------------------
                                     Name:  Michel  Berty
Date:  February 10th,  2004          Title: Chairman and Chief Executive Officer


                                     By:  /s/  William  Moore
                                     ------------------------
                                     Name:  William  Moore
Date:  February 10th  ,  2004        Title:  Chief  Financial  Officer