Form 10QSB/A
period 2003-12-31
SECURITY BIOMETRICS INC
filed 2004-02-20
CIK 1101046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               Amendment No. 1 to
                                  Form 10-QSB

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

                            SECURITY BIOMETRICS, INC.
    -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                            98-0209119
--------------------------------                    ----------------------------
 State  or other  jurisdiction                      (IRS Employer Identification
of incorporation or organization                                No.)


         500 5th Avenue, Suite 1650  New York, NY  10110
  ----------------------------------------------------------------------------
                    (Address of principal executive offices)

Issuer's  telephone  number:  (212)  931-5760
                              ---------------

State the number of shares outstanding of each of the issuer's classes of common stock as of December 31, 2003

Common  Stock,  $.001  par  value                      142,008,007
---------------------------------                  ------------------
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
                                             ==============  ==========

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  BALANCE  SHEET  (CONTINUED)
(Unaudited)

                                                                 DECEMBER 31,       JUNE 30,
                                                                     2003             2003
CURRENT LIABILITIES
Accounts payable and accrued liabilities - non-related parties  $    1,055,113   $      686,762
Accounts payable and accrued liabilities - related parties . .       1,053,041        1,540,704
Billings in excess of costs and estimated earnings on. . . . .       1,755,270                -
 uncompleted contracts
Corporate income taxes payable . . . . . . . . . . . . . . . .         424,542          424,542
Capital lease payable. . . . . . . . . . . . . . . . . . . . .           3,487            5,230
Notes payable. . . . . . . . . . . . . . . . . . . . . . . . .       1,919,107        2,000,000
Convertible debentures . . . . . . . . . . . . . . . . . . . .       1,680,000        1,780,000
Current liabilities of discontinued operations . . . . . . . .               -          719,955
                                                                ---------------  ---------------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . .       7,890,560        7,157,193
                                                                ---------------  ---------------
LONG-TERM LIABILITIES
Capital lease - long term portion. . . . . . . . . . . . . . .               -              872
Minority interest in equity of consolidated subsidiary . . . .             121              193
                                                                ---------------  ---------------
TOTAL LONG-TERM LIABILITIES. . . . . . . . . . . . . . . . . .             121            1,065
                                                                ---------------  ---------------

STOCKHOLDERS' DEFICIENCY
COMMON STOCK
Authorized - 300,000,000 shares $0.001 par value
Issued and outstanding 142,008,007 shares. . . . . . . . . . .         142,008          124,296
Additional paid-in capital . . . . . . . . . . . . . . . . . .       9,606,481        8,201,508
Accumulated other comprehensive loss . . . . . . . . . . . . .        (  6,453)        (  5,247)
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .   (  15,897,318)   (  15,134,954)
                                                                ---------------  ---------------
TOTAL STOCKHOLDERS' DEFICIENCY . . . . . . . . . . . . . . . .    (  6,155,282)    (  6,814,397)
                                                                ---------------  ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY . . . . . . . .  $    1,735,399   $      343,861
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
NET LOSS . . . . . . . . . .  $      (  762,364)  $        (  872,136)  $(  441,287)  $(  668,334)
OTHER COMPREHENSIVE LOSS
Foreign currency translation           (  1,206)                6,366             -         5,546
 adjustment
                              ------------------  --------------------  ------------  ------------
COMPREHENSIVE LOSS . . . . .  $      (  763,570)  $        (  865,770)  $(  441,287)  $(  662,788)
                              ==================  ====================  ============  ============


SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  STATEMENT  OF  OPERATIONS
(Unaudited)

                                                               SIX MONTHS ENDED                    THREE MONTHS ENDED
                                                                  DECEMBER 31,                         DECEMBER 31,
                                                            2003                 2002              2003           2002
                                                     ------------------  --------------------  -------------  -------------
REVENUE
Contract revenues earned. . . . . . . . . . . . . .  $       1,707,224   $           963,673   $  1,548,524   $    286,139
Other revenues. . . . . . . . . . . . . . . . . . .             12,067                     -              -              -
TOTAL REVENUE . . . . . . . . . . . . . . . . . . .          1,719,291               963,673      1,548,524        286,139
                                                     ------------------  --------------------

COSTS AND EXPENSES
Cost of revenues earned . . . . . . . . . . . . . .            968,654               444,745        891,543        243,783
Interest expense. . . . . . . . . . . . . . . . . .            377,098               206,908        286,909        111,613
Selling, general and administrative . . . . . . . .          1,380,975               949,226        696,498        461,471
Penalty on convertible debenture. . . . . . . . . .            150,000                              150,000
Gain on settlement of debt. . . . . . . . . . . . .            (35,139)                             (35,139)
                                                     ------------------  --------------------  -------------  -------------
TOTAL COSTS AND EXPENSES. . . . . . . . . . . . . .          2,841,588             1,600,879      1,989,811        816,867)
LOSS FROM CONTINUING OPERATIONS . . . . . . . . . .       (  1,122,297)             (637,206)      (441,287)      (530,728)
                                                     ------------------  --------------------  -------------  -------------

OTHER ITEM
Income (loss) from discontinued . . . . . . . . . .            359,933            (  234,930)             -     (  155,606)
 operations
                                                     ------------------  --------------------  -------------  -------------
NET LOSS. . . . . . . . . . . . . . . . . . . . . .  $      (  762,364)  $        (  872,136)  $ (  441,287)  $ (  686,334)
                                                     ==================  ====================  =============  =============

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
Basic and diluted
                                                     ==================  ====================  =============  =============

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY
(Unaudited)

                                                                      ACCUMULATED
                                                       ADDITIONAL        OTHER
                                   COMMON STOCK          PAID IN     COMPREHENSIVE    ACCUMULATED
                             ----------------------
                                SHARES      AMOUNT      CAPITAL          LOSS          DEFICIT        TOTAL
                             ------------  --------  --------------  -------------  -------------  ------------
BALANCE, JUNE 30, 2003. . .   124,296,257  $124,296  $    8,201,508  $     (5,247)  $(15,134,954)  $(6,814,397)
ISSUANCE OF COMMON
 STOCK FOR:
Cash (net of $85,871
 finders' fees paid). . . .    15,811,750    15,812       1,195,220             -              -     1,211,032
Issuance of shares for
 services . . . . . . . . .       800,000       800         110,200             -              -       111,000
Issuance of shares to
 settle debt. . . . . . . .     1,100,000     1,100          98,900             -              -       100,000
Issuance of common stock
 by subsidiary. . . . . . .             -         -             653             -              -           653
OTHER COMPREHENSIVE
 LOSS FOR THE SIX MONTHS
 PERIOD ENDED
 DECEMBER 31,  2003                                                        (1,206)             -        (1,206)
NET LOSS FOR THE SIX
 MONTHS PERIOD ENDED
 DECEMBER 31, 2003. . . . .             -         -               -             -       (762,364)     (762,364)
                             ------------  --------  --------------  -------------  -------------  ------------
BALANCE, DECEMBER 31, 2003    142,008,007  $142,008  $    9,606,481  $     (6,453)  $(15,897,318)  $(6,155,282)
                             ============  ========  ==============  =============  =============  ============

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
(Unaudited)


                                                                              SIX MONTHS ENDED
                                                                                DECEMBER 31,
                                                                             2003           2002
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net loss from continuing operations                                      $(1,122,297)  $  (  637,206)
Adjustments to reconcile net loss to net
 cash provided (used) by operating
 activities
Depreciation                                                                   5,014          29,515
Consulting services                                                           61,000         104,550
Gain  on  settlement  of  debt                                               (35,139)              -
Changes in operating assets and liabilities:
Accounts receivable                                                           79,502      (  163,368)
Inventory                                                                   (  7,769)       (  2,732)
Prepaid expenses                                                              15,269          57,884
Accounts payable and accrued liabilities                                     (84,245)     (  108,457)
Corporation income taxes payable                                                   -           5,160
Costs and estimated profits in excess of billings on                               -      (  129,505)
 uncompleted contracts
Billings in excess of costs and estimated earnings on                      1,755,270      (  446,459)
 uncompleted contracts
                                                                           ---------      -----------
NET CASH FROM (USED BY) OPERATING                                            666,605    (  1,290,618)
 ACTIVITIES
                                                                           ---------      -----------

CASH FLOWS USED BY INVESTING
 ACTIVITIES:
Purchase of property and equipment                                          (  3,405)          3,679
Advances to subsidiary - discontinued operations                          (  198,969)     (  187,033)
Decrease in goodwill                                                               -          10,500
                                                                           ---------      -----------
NET CASH USED BY INVESTING                                               $(  202,374)  $  (  172,854)
 ACTIVITIES
                                                                           ---------      -----------

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  STATEMENT  OF  CASH  FLOWS  (CONTINUED)
(Unaudited)


                                                              SIX MONTHS ENDED
                                                                DECEMBER 31,
                                                             2003          2002
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in bank overdraft                               $         -   $    92,798
Net proceeds from common stock                             1,211,685       326,500
Payments on capital lease                                   (  2,615)     (  1,358)
Payments of equipment note                                         -      (  9,047)
Payments on notes payable                                  (  80,893)            -
Increase in due to related parties                                 -       617,982
                                                         ------------  ------------
NET CASH FROM FINANCING                                    1,128,177     1,026,875
 ACTIVITIES
                                                         ------------  ------------

EFFECT ON EXCHANGE RATE                                     (  1,206)        6,366
                                                         ------------  ------------
 CHANGES ON CASH AND CASH
 EQUIVALENTS

NET INCREASE (DECREASE) IN CASH                            1,591,202    (  430,231)
 AND CASH EQUIVALENTS FROM
 CONTINUING OPERATIONS

DECREASE IN CASH FROM                                              -     (  25,235)
 DISCONTINUED OPERATIONS
 - NOTE 3

CASH AND CASH EQUIVALENTS, AT                                  4,092       481,299
 BEGINNING OF PERIOD
                                                         ------------  ------------
CASH AND CASH EQUIVALENTS, AT                            $ 1,595,294   $    25,233
 END OF PERIOD
                                                         ============  ============

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION
CASH PAID DURING PERIOD FOR:
Interest                                                 $   450,237   $   207,365
                                                         ============  ============
Taxes                                                    $         -   $         -
                                                         ============  ============
NON-CASH INVESTING AND
 FINANCIAL ACTIVITIES

ISSUANCE OF COMMON STOCK FOR:
Prepaid expense                                          $    50,000   $         -
                                                         ============  ============
Services                                                 $    61,000   $   104,550
                                                         ============  ============
Settle convertible debentures                            $   100,000   $         -
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

Security Biometrics, Inc. (hereinafter referred to as "the Company") is a Nevada corporation incorporated on March 12, 1999.

On August 25, 2000, the Company acquired all of the issued and outstanding stock of Biometric Security, Inc. (hereinafter referred to as "BSI") in exchange for 38,257,675 shares of the Company's common stock. (37,500,000 of these shares were owned by a trust whose beneficiaries were the children of a officer of the Company). This transaction has the effect of what is commonly referred to as a "reverse acquisition" in that the Company is the legal acquirer; however, BSI is
the  accounting  acquirer.   In  connection  with  the  legal  form  of  this
transaction, BSI became a wholly-owned subsidiary of the Company. For accounting purposes, the acquisition is treated as a recapitalization of BSI rather than a business combination. BSI was subsequently renamed eMedRx, Inc. on December 2nd 2002.

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

Loss  from  discontinued  operations  is  as  follows:

                                             Six months ended               Three months ended
                                                December 31,                  December 31,
                                          2003                 2002          2003      2002
                                   ------------------  --------------------  -----  ----------
Revenue . . . . . . . . . . . . .  $           6,431   $           209,471   $   -  $  61,570
Direct expenses . . . . . . . . .                  -                84,920       -     56,895
                                   ------------------  --------------------  -----  ----------
                                               6,431               124,551       -      4,675
Gross profit

Administrative and General. . . .            (28,571)             (359,024)      -   (160,046)
Interest expenses . . . . . . . .                  -                  (457)      -       (235)
                                   ------------------  --------------------
Net operating loss. . . . . . . .            (22,140)             (234,930)      -   (155,606)
Other item
Gain on disposition of subsidiary            382,073                     -       -          -
                                   ------------------  --------------------
Income (loss) from discontinued
 operations for the period. . . .  $         359,933   $          (234,930)  $   -  $(155,606)
                                   ==================  ====================  =====  ==========

NOTE  3     STATEMENT  OF  CASH  FLOWS

Cash  flows  from  discontinued  operations  are  as  follows:

                                                                    2003        2002
                                                                 ----------  ----------
Operating Activities
Net income (loss) for the period. . . . . . . . . . . . . . . .  $ 359,933   $(234,930)
Items not involving cash:
Amortization of capital assets. . . . . . . . . . . . . . . . .          -       5,648
Gain on disposition of subsidiary . . . . . . . . . . . . . . .   (382,073)          -
Changes in non-cash working capital balances consist of:
Accounts receivable . . . . . . . . . . . . . . . . . . . . . .     (2,910)     49,504
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .      2,375       9,024
Accounts payable and accrued liabilities. . . . . . . . . . . .   (182,198)    (48,711)
                                                                 ----------  ----------
                                                                  (204,873)   (219,465)
                                                                 ----------  ----------
Investing Activity
Purchase of capital assets. . . . . . . . . . . . . . . . . . .          -      (4,004)
                                                                 ----------  ----------

Financing Activities
Loans receivable from related party . . . . . . . . . . . . . .          -      11,200
Bank indebtedness . . . . . . . . . . . . . . . . . . . . . . .      5,904           -
Due to related party. . . . . . . . . . . . . . . . . . . . . .    198,969     187,033
                                                                 ----------  ----------
                                                                   204,873     198,234
                                                                 ----------  ----------
Decrease in cash from discontinued operations during the period  $       -   $ (25,235)
                                                                 ==========  ==========

NOTE  4     ACCOUNTS  RECEIVABLE

A  summary  of  accounts  and  other  receivable  is  as  follows:

Account receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 15,213
Less: allowance for doubtful accounts, sales returns, and advertising incentives   (10,995)
                                                                                  ---------
                                                                                     4,208
Tax credits recoverable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10,924
                                                                                  ---------

Total accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 15,132
                                                                                  =========

NOTE  5     PROPERTY  AND  EQUIPMENT

Property  and  equipment  and  accumulated  depreciation  consists  of:

Furniture and fixtures                            $64,198
Computer equipment                                 17,152
                                                  -------
                                                   81,350
Less accumulated depreciation                      17,941
                                                  -------
Total property and equipment.                     $63,409
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

On August 29, 2003, Edinburgh obtained a court order for settlement against the Company requiring the Company to pay the following:

i)  pay  Edinburgh  $50,000  on  each of December 31, 2003, October 31, 2003 and
November  28,  2003  ($150,000  paid);

ii) pay Edinburgh the principal plus all interest accrued on the outstanding principal balance at the rate of 18% per annum from June 28, 2002 until paid in full. All outstanding principal and accrued interest shall be paid to Edinburgh no later than December 31, 2004. At December 31, 2003, accrued interest is
$80,517;

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

Summarized financial information, concerning the Company's reportable segments for six months ended December 31, 2003, is shown on the following table:

                                    SECURITY
                                   BIOMETRICS    LIGHTEC     EMEDRX       TOTAL
Net sales to external companies.  $    12,067   $1,707,224  $      -   $1,719,291
Operating earnings (loss). . . .   (1,659,571)     585,739   (48,465)  (1,122,297)
Total assets . . . . . . . . . .      199,879    1,525,997     9,523    1,735,399
Depreciation and amortization. .        4,554          460         -        5,014
Capital expenditures . . . . . .        3,405            -         -        3,405

NOTE  10     COMMITMENT

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

Wondernet
=========

On December 1 2003, a letter of intent was signed between Security Biometrics and Wondernet for Security Biometrics to buy the stock of Wondernet for cash and Security Biometrics stock.

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

eMedRX
======

In the period ending December 31, 2003 the eMedRX business was managed through two subsidiaries of Security Biometrics Inc, eMedRX, Inc. (formerly Biometrics Security, Inc.) and eMedRX Inc., a Canadian company, in order to facilitate business in each country and to provide opportunities for other investors to participate in ownership of the business.

We believe that the progress made in identifying pilot partners during the quarter was significant.

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

Current  Liabilities
====================

Amounts due to non-related parties increased from $686,782 at June 30, 2003 to $1,055,113 at December 31, 2003. This reflects liabilities incurred associated with the Lightec hardware and software re-selling business. Lightec has negotiated payment arrangements with original equipment manufacturer (OEM) suppliers which permits a deferral of payment until physical delivery of the goods to Lightec's clients which brings Lightec's cash payments position into line with Lightec's cash receipts position. At December 31, 2003, Lightec had invoiced the entire value of the liabilities accrued, had taken delivery of the assets from the OEM but not delivered them to the end-customer and had therefore not recognized them as revenue.


Liquidity  and  Capital  Resources
==================================

At December 31, 2003, shareholder deficit totaled $6,155,282. The deficit decreased from $6,814,397 at June 30, 2003.

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