Form 10QSB
period 2004-03-31
SECURITY BIOMETRICS INC
filed 2004-06-04
CIK 1101046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   Form 10-QSB

(Mark  One)
(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)
        OF  THE  SECURTIES  EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  March  31,  2004
                                    ----------------

(   )     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)
          OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from  _______________  to  ________________

                     COMMISSION FILE NUMBER       0-30711
                     ------------------------     -------


                            SECURITY BIOMETRICS, INC.
             (Exact name of registrant as specified in its charter)

              Nevada                                       98-0209119
-----------------------------------            ---------------------------------
State  or  other  jurisdiction                 (IRS Employer Identification No.)
of  incorporation  or  organization

                           500 5th Avenue, Suite 1650
                               New York, NY  10110
                    (Address of principal executive offices)
                    ----------------------------------------

                                 (212) 931-5760
              (Registrant's telephone number, including area code)
              ----------------------------------------------------


--------------------------------------------------------------------------------
  (Former Name, Former Address, and Former Fiscal Year, if changed since last report)

Check  whether  the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90
days.  Yes  [  X  ]  No  [    ]

Indicate by check mark whether the Registrant is an Accelerated Filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  [    ]  No  [  X  ]

State the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2004

Common Stock, $.001 par value             146,533,587
-----------------------------          ----------------
            Class                      Number of shares

                            SECURITY BIOMETRICS, INC.
                                      INDEX
                                      -----

PART  I

Item  1
Financial Information                                 Page No.
---------------------                                 --------
Consolidated Balance Sheets as of March 31, 2004
(Unaudited) and June 30, 2003. . . . . . . . . . . .     3 - 4

Consolidated Statements of Comprehensive Loss for
the nine months ended March 31, 2004 & 2003
(Unaudited). . . . . . . . . . . . . . . . . . . . .         5

Consolidated Statements of Operations for the three
and nine months ended March 31, 2004 & 2003
(Unaudited). . . . . . . . . . . . . . . . . . . . .         6

Consolidated Statements of Stockholders'
Deficiency for the nine months ended March 31,
2004 (Unaudited) . . . . . . . . . . . . . . . . . .         7

Consolidated Statements of Cash Flows for the
three and nine months ended March 31, 2004 &
2003 (Unaudited) . . . . . . . . . . . . . . . . . .     8 - 9

Notes to Consolidated Financial Statements for the
period ended March 31, 2004. . . . . . . . . . . . .   10 - 22

Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations. . . . . . . . .   23 - 27

Item 3.
Controls and Procedures. . . . . . . . . . . . . . .        27

PART II. . . . . . . . . . . . . . . . . . . . . . .   27 - 32

Item  1.
Legal  Proceedings . . . . . . . . . . . . . . . . .        27

Item  2.
Changes  In  Securities. . . . . . . . . . . . . . .        27

Item  3.
Defaults  on  Senior  Securities . . . . . . . . . .        28

Item  4.
Submission of Matters to a Vote of Security Holders.        29

Item  5.
Other  Information . . . . . . . . . . . . . . . . .        29

Item  6.
Exhibits  and  Reports  on  Form  8-K. . . . . . . .        29

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  BALANCE  SHEETS

                                              MARCH 31,    JUNE 30,
                                                 2004        2003
                                             (UNAUDITED)
                                             ------------  ---------
CURRENT ASSETS
Cash and cash equivalents . . . . . . . . .  $    259,293  $   4,092
Accounts receivable, net. . . . . . . . . .     2,021,306     94,634
Inventory . . . . . . . . . . . . . . . . .         3,884     19,064
Prepaid expenses and other current assets .        49,339    137,270
                                             ------------  ---------
                                                2,333,822    255,060
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
 DEPRECIATION . . . . . . . . . . . . . . .       543,956     65,018

SECURITY DEPOSIT. . . . . . . . . . . . . .        56,916          -

LONG-TERM ASSETS OF DISCONTINUED OPERATIONS             -     23,783
                                             ------------  ---------

                                             $  2,934,694  $ 343,861
                                             ============  =========

See  accompanying  notes  to  the  consolidated  financial  statements.

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  BALANCE  SHEETS  (CONTINUED)

                                                                  MARCH 31,      JUNE 30,
                                                                    2004           2003
                                                                 (UNAUDITED)
                                                                -------------  -------------
CURRENT LIABILITIES
Accounts payable and accrued liabilities - non-related parties  $  2,148,944   $    686,762
Accounts payable and accrued liabilities - related parties . .     1,029,171      1,540,704
Billings in excess of costs and estimated earnings on
 uncompleted contracts . . . . . . . . . . . . . . . . . . . .     1,991,619              -
Corporate income taxes payable . . . . . . . . . . . . . . . .       424,542        424,542
Capital lease obligation . . . . . . . . . . . . . . . . . . .         2,638          5,230
Notes payable - related parties. . . . . . . . . . . . . . . .     2,056,495      2,000,000
Convertible debenture payable - related party. . . . . . . . .     1,517,792      1,780,000
Current liabilities of discontinued operations . . . . . . . .       100,893        719,955
                                                                -------------  -------------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . .     9,272,094      7,157,193
                                                                -------------  -------------
DEFERRED RENT EXPENSE. . . . . . . . . . . . . . . . . . . . .        16,185              -
                                                                -------------  -------------

CAPITAL LEASE - LONG TERM PORTION. . . . . . . . . . . . . . .             -            872
                                                                -------------  -------------

MINORITY INTEREST IN EQUITY OF CONSOLIDATED SUBSIDIARY . . . .             -            193
                                                                -------------  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Common stock
Authorized - 300,000,000 shares $0.001 par value
Issued and outstanding - 146,533,587 shares and
124,296,257 shares, at March 31, 2004 and June 30, 2003,
respectively . . . . . . . . . . . . . . . . . . . . . . . . .       146,534        124,296
Additional paid-in capital . . . . . . . . . . . . . . . . . .    12,158,887      8,201,508
Accumulated other comprehensive loss . . . . . . . . . . . . .        (7,222)        (5,247)
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .   (18,651,784)   (15,134,954)
                                                                -------------  -------------
TOTAL STOCKHOLDERS' DEFICIENCY . . . . . . . . . . . . . . . .    (6,353,585)    (6,814,397)
                                                                -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY . . . . . . . .  $  2,934,694   $    343,861
                                                                =============  =============

See  accompanying  notes  to  the  consolidated  financial  statements.

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  STATEMENTS  OF  COMPREHENSIVE  LOSS
(UNAUDITED)

                               NINE MONTHS    NINE MONTHS
                                  ENDED          ENDED
                                MARCH 31,      MARCH 31,
                                  2004            2003
                              -------------  --------------
NET LOSS . . . . . . . . . .  $ (3,516,830)  $(  1,304,142)
OTHER COMPREHENSIVE LOSS
Foreign currency translation
 adjustment. . . . . . . . .        (1,975)         (4,484)
                              -------------  --------------
COMPREHENSIVE LOSS . . . . .  $ (3,518,805)  $(  1,308,626)
                              =============  ==============

See  accompanying  notes  to  the  consolidated  financial  statements.

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(UNAUDITED)

                                                 QUARTER ENDED               NINE MONTHS ENDED
                                                   MARCH 31,                    MARCH 31,
                                         ----------------------------  ----------------------------
                                             2004           2003           2004           2003
                                         -------------  -------------  -------------  -------------
REVENUE
Contract revenues earned. . . . . . . .  $  3,500,371   $    302,680   $  5,207,595   $  1,209,791
Other revenues. . . . . . . . . . . . .         4,769              -         16,836         56,561
                                         -------------  -------------  -------------  -------------
TOTAL REVENUE . . . . . . . . . . . . .     3,505,140        302,680      5,224,431      1,266,352
                                         -------------  -------------  -------------  -------------

COSTS AND EXPENSES
Cost of revenues earned . . . . . . . .     2,316,611        198,268      3,285,265        643,013
Interest expense. . . . . . . . . . . .       190,754        129,120        717,852        336,028
Charge relating to issuance of warrants     2,016,000              -      2,016,000              -
Selling, general and administrative . .     1,559,143        342,252      2,904,979      1,283,327
                                         -------------  -------------  -------------  -------------
TOTAL COSTS AND EXPENSES. . . . . . . .     6,082,508        669,640      8,924,096      2,262,368
                                         -------------  -------------  -------------  -------------

GAIN ON DECREASE IN OWNERSHIP
OF SUBSIDIARY . . . . . . . . . . . . .             -         36,638              -         36,638
                                         -------------  -------------  -------------  -------------

LOSS FROM CONTINUING
OPERATIONS BEFORE MINORITY
INTEREST IN LOSS OF SUBSIDIARY. . . . .    (2,577,368)      (330,322)    (3,699,665)      (959,378)
Minority interest in loss of subsidiary           121              -            121              -
                                         -------------  -------------  -------------  -------------
LOSS FROM CONTINUING
OPERATIONS. . . . . . . . . . . . . . .    (2,577,247)      (330,322)    (3,699,544)      (959,378)

INCOME (LOSS) FROM DISCONTINUED
OPERATIONS. . . . . . . . . . . . . . .      (177,219)      (109,835)       182,714       (344,764)
                                         -------------  -------------  -------------  -------------
NET LOSS. . . . . . . . . . . . . . . .  $ (2,754,466)  $   (440,157)  $ (3,516,830)  $ (1,304,142)
                                         =============  =============  =============  =============

BASIC AND DILUTED LOSS PER
COMMON SHARE
Continuing operations . . . . . . . . .  $      (0.02)  $          -   $      (0.03)  $      (0.01)
                                         =============  =============  =============  =============
Discontinued operations . . . . . . . .  $          -   $          -   $          -   $          -
                                         =============  =============  =============  =============
Net loss. . . . . . . . . . . . . . . .  $      (0.02)  $          -   $      (0.03)  $      (0.01)
                                         =============  =============  =============  =============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic and diluted . . . . . . . . . . .   144,996,468    121,920,366    140,464,424    120,174,338
                                         =============  =============  =============  =============

See  accompanying  notes  to  the  consolidated  financial  statements.

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  DEFICIENCY
FOR  THE  NINE  MONTHS  ENDED  MARCH  31,  2004
(UNAUDITED)

                                                                  ACCUMULATED
                              COMMON      STOCK    ADDITIONAL        OTHER
                            ---------------------    PAID IN     COMPREHENSIVE     ACCUMULATED
                              SHARES      AMOUNT     CAPITAL         LOSS            DEFICIT          TOTAL
                            -----------  --------  ------------  --------------  ---------------  --------------
BALANCE, JUNE 30, 2003
(AUDITED). . . . . . . . .  124,296,257  $124,296  $ 8,201,508  $       (5,247)  $(  15,134,954)  $(  6,814,397)
ISSUANCE OF COMMON
 STOCK FOR:
Cash . . . . . . . . . . .   16,711,750    16,712    1,275,312               -                -       1,292,024
Services . . . . . . . . .    2,100,000     2,100      241,900               -                -         244,000
Acquisition of Datagility.    2,325,580     2,326      297,674               -                -         300,000
ISSUANCE OF SHARES TO
SETTLE DEBT. . . . . . . .    1,100,000     1,100       98,900               -                -         100,000

ISSUANCE OF COMMON
STOCK BY SUBSIDIARY. . . .            -         -       27,593               -                -          27,593

ISSUANCE OF WARRANTS TO
EDINBURGH TO EXTEND
CONVERTIBLE DEBENTURE. . .            -         -    2,016,000               -                -       2,016,000

OTHER COMPREHENSIVE
LOSS FOR THE NINE MONTH
PERIOD ENDED MARCH 31,
2004 . . . . . . . . . . .            -         -            -          (1,975)               -          (1,975)

NET LOSS FOR THE NINE
 MONTH PERIOD ENDED
 MARCH 31, 2004. . . . . .            -         -            -               -       (3,516,830)     (3,516,830)
                            -----------  --------  ------------  --------------  ---------------  --------------

BALANCE, MARCH 31, 2004. .  146,533,587  $146,534  $12,158,887  $       (7,222)  $  (18,651,784)  $  (6,353,585)
                            ===========  ========  ============  ==============  ===============  ==============

See  accompanying  notes  to  the  consolidated  financial  statements.

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                   MARCH 31,
                                                           -------------------------
                                                               2004         2003
                                                           ------------  -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net loss from continuing operations . . . . . . . . . . .  $(3,699,544)  $ (959,379)
Adjustments to reconcile net loss from continuing
operations to net cash provided by operating activities:
Depreciation and amortization . . . . . . . . . . . . . .       28,063       44,719
Deferred rent expense . . . . . . . . . . . . . . . . . .       16,185            -
Gain on settlement of debt. . . . . . . . . . . . . . . .      (35,139)           -
Issuance of stock for consulting services . . . . . . . .      244,000            -
Charge relating to issuance of warrants . . . . . . . . .    2,016,000            -
Changes in operating assets and liabilities:
Accounts receivable . . . . . . . . . . . . . . . . . . .   (1,923,762)    (253,524)
Inventory . . . . . . . . . . . . . . . . . . . . . . . .       12,805      (18,587)
Prepaid expenses and other current assets . . . . . . . .       87,931       86,178
Deposits. . . . . . . . . . . . . . . . . . . . . . . . .      (56,916)        (648)
Accounts payable and accrued liabilities -
  non-related parties . . . . . . . . . . . . . . . . . .    1,359,516      713,623
Corporation income taxes payable. . . . . . . . . . . . .            -        2,487
Costs and estimated earnings in excess of billings
  on uncompleted contracts. . . . . . . . . . . . . . . .            -     (154,124)
Billings in excess of costs and estimated
 earnings on uncompleted contracts. . . . . . . . . . . .    1,991,619     (476,913)
                                                           ------------  -----------
NET CASH PROVIDED BY
OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . .       40,758    1,016,168
                                                           ------------  -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Purchase of property and equipment. . . . . . . . . . . .     (207,001)         136
Decrease in goodwill. . . . . . . . . . . . . . . . . . .            -       10,500
                                                           ------------  -----------

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES. . . . . . . . . . . . . . . . . . .  $  (207,001)  $   10,636
                                                           ============  ===========

See  accompanying  notes  to  the  consolidated  financial  statements.

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (CONTINUED)
(UNAUDITED)

                                                NINE MONTHS ENDED
                                                    MARCH 31,
                                             -----------------------
                                                2004         2003
                                             -----------  ----------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Increase in bank overdraft. . . . . . . . .           -     191,917
Net proceeds from the issuance
  of common stock . . . . . . . . . . . . .   1,319,617     569,653
Repayments on capital lease obligations . .      (3,464)     (3,647)
Repayments on equipment note payable. . . .           -      (6,100)
Repayments on convertible debenture . . . .    (162,208)          -
Net payments to related parties . . . . . .    (461,828)   (222,033)
Repayments of notes payable -
  related parties . . . . . . . . . . . . .    (268,505)          -
Minority interest in equity of consolidated
  Subsidiary. . . . . . . . . . . . . . . .        (193)         77
                                             -----------  ----------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES . . . . . . . . . . . . . . . .     423,419     529,867
                                             -----------  ----------

EFFECT ON EXCHANGE RATE
 CHANGES ON CASH AND CASH
 EQUIVALENTS. . . . . . . . . . . . . . . .      (1,975)     (4,483)
                                             -----------  ----------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS FROM
CONTINUING OPERATIONS . . . . . . . . . . .     255,201    (480,149)

DECREASE IN CASH FROM
DISCONTINUED OPERATIONS . . . . . . . . . .           -      (3,126)

CASH AND CASH EQUIVALENTS, AT
 BEGINNING OF PERIOD. . . . . . . . . . . .       4,092     483,275
                                             -----------  ----------
CASH AND CASH EQUIVALENTS, AT
 END OF PERIOD. . . . . . . . . . . . . . .  $  259,293   $       -
                                             ===========  ==========

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION
CASH PAID DURING PERIOD FOR:
Interest. . . . . . . . . . . . . . . . . .  $  723,107   $ 212,877
                                             ===========  ==========
Taxes . . . . . . . . . . . . . . . . . . .  $        -   $       -
                                             ===========  ==========
NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
Issuance of common stock for:
Services. . . . . . . . . . . . . . . . . .  $  244,000   $ 104,550
                                             ===========  ==========
Settlement of convertible debentures. . . .  $  100,000   $       -
                                             ===========  ==========
Acquisition of Datagility Inc.. . . . . . .  $  300,000   $       -
                                             ===========  ==========
Conversion of accounts payable and
accrued liabilities - related parties to
notes payable - related parties . . . . . .  $  325,000   $       -
                                             ===========  ==========

See  accompanying  notes  to  the  consolidated  financial  statements.

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS


NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

ORGANIZATION  AND  NATURE  OF  BUSINESS
---------------------------------------
Security Biometrics, Inc. (together with its consolidated subsidiaries, unless the context otherwise requires, "the Company") is a Nevada corporation incorporated on March 12, 1999.

On August 25, 2000, the Company acquired all of the issued and outstanding stock of Biometric Security, Inc. (hereinafter referred to as "BSI") in exchange for 38,257,675 shares of the Company's common stock. (37,500,000 of these shares were owned by a trust whose beneficiaries were the children of a officer of the Company). This transaction had the effect of what is commonly referred to as a "reverse acquisition" in that the Company is the legal acquirer; however, BSI was the accounting acquirer. In connection with the legal form of this transaction, BSI became a wholly-owned subsidiary of the Company. For accounting purposes, the acquisition was treated as a recapitalization of BSI rather than a business combination. BSI was subsequently renamed eMedRx, Inc. on December 2, 2002.

On October 1, 2003, the Company established a new subsidiary to sell, market and implement the eMedRX product and PenFlow application in the U.S. Healthcare delivery market. In return for the rights to the product, the Company received consideration of 49% of the stock of the new subsidiary, eMedRX, USA. The Company appointed the chairman, who owns 51% of eMedRX, USA. The chairman of eMedRX, USA is also a director of the Company. The Company granted to the chairman of eMedRX, USA, one million shares of the Company's common stock as compensation for his services. eMedRX, USA has not generated any revenues to date, and its losses have been funded by the Company. Accordingly, eMedRX, USA is considered a variable interest entity and has been consolidated in the Company's financial statements.

On November 13, 2003, the Company established a subsidiary in the United Kingdom to sell and market the Company's products in Europe. This subsidiary, Security Biometrics Limited ("SBL"), was incorporated as a private limited company in England and Wales with 100,000 shares of authorized capital stock. The Company was issued 60,000 shares and a minority interest holder was issued 10,000 shares. On May 24, 2004, the Board of Directors approved the sale of this subsidiary to its minority interest holder for consideration of one US dollar. The liabilities will be assumed by the minority interest holder, pursuant to a resolution of the Board of Directors and an acknowledgement by the minority stockholder. The expenses of SBL have been reported as discontinued operations in the accompanying financial statements for the period ended March 31, 2004.

On February 18, 2004, the Company acquired Datagility Inc., a software company specializing in anti-money laundering solutions and application service provider services. Its assets include primarily the CyberTrooper software application. Datagility Inc. was acquired in a Stock Purchase Agreement for initial cash consideration of $100,000 and 2,325,580 shares of the Company's stock valued at $300,000, using the average closing price of the Company's common stock during the 30 trading days subsequent to January 1, 2004. Additional consideration of $100,000 is due on or before December 31, 2004. No revenues have been generated by Datagility Inc. to date.

The Company and its subsidiaries intend to develop, market under license, and distribute dynamic biometric technologies.

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

BASIS  OF  PRESENTATION
-----------------------
The unaudited financial statements of the Company as at March 31, 2004 and 2003, and for the nine and three months ended March 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and notes thereto included in the Company's Form 10-KSB for the year ended June 30, 2003. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

GOING  CONCERN
--------------
The Company has experienced significant operating losses since inception. In addition, as at March 31, 2004, the Company has a working capital deficit of approximately $6.9 million. The consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. Management has initiated a financial restructuring plan which the Company believes should address some or all of its present financial condition.

PRINCIPLES  OF  CONSOLIDATION
-----------------------------
The consolidated financial statements include the accounts of Security Biometrics, Inc. and the following subsidiaries:
eMedRX,  Inc.  (Nevada)
eMedRX,  USA  (Delaware)
eMedRx  Inc.  (Canada)
Lightec  Communications  Corp.
Datadesk  Technologies,  Inc.  (discontinued  on  August  20,  2003)
NetFace,  LLC  (Inactive)
Security  Biometrics  Limited  (effective  November  13,  2003)
Datagility  Inc.  (effective  February  18,  2004)

All  significant  inter-company  accounts and transactions have been eliminated.

VARIABLE  INTEREST  ENTITIES
----------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an
Interpretation of ARB No. 51" which was replaced in December 2003 by the issuance of FIN 46R ("FIN 46R"). FIN 46R explains how to identify variable interest entities ("VIEs") and how a company should assess its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46R requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The provisions of FIN 46R must be applied to VIEs as of March 31, 2004. The Company is considered the primary beneficiary of eMedRX, USA, and accordingly, has consolidated the assets, liabilities and the results of operations of eMedRX, USA, as of and for the period ended March 31, 2004.

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

ACCOUNTING  ESTIMATES
---------------------
Management uses estimates and assumptions in preparing consolidated financial statements in accordance with generally accepted accounting principles in the United States. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used. Significant estimates made by management include revenue recognition and the fair values of property and equipment and warrants issued.

REVENUE  RECOGNITION
--------------------
The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where the customer specifies final acceptance of the product, system, or solution, revenue is deferred until all acceptance criteria have been met. Service revenue is generally deferred and, in most cases, recognized ratably over the period during which the services are to be performed, which is typically from one to three years. Cash payments received in advance of product or service revenue are recorded as deferred revenue.
When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately.

Lightec recognizes revenues from fixed-price and modified fixed-price contracts on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

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

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

ACCOUNTS  RECEIVABLE
--------------------
Accounts receivable are reported net of an allowance for doubtful accounts, if considered necessary by management. The allowance for doubtful accounts is charged to income in amounts sufficient to maintain the allowance at a level management believes is adequate to cover any possible losses. At March 31, 2004, management estimated the Company's receivables to be fully collectible. Accounts are written off when significantly past due after exhaustive efforts at collection.

INVENTORY
---------
The Company's inventory is stated at the lower of cost (determined on the first-in, first-out method) or market.

SOFTWARE  DEVELOPMENT  COSTS
----------------------------

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed."

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

The Company depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

     Furniture  and  fixtures        7-10  Years
     Machinery  and  equipment          5  Years
     Computer  equipment                5  Years
     Software                           3  Years

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

INCOME  TAXES
-------------
Provisions for income taxes are based on taxes payable or refundable and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in Statement of Financial Accounting Standards ("SFAS") SFAS No. 109, "Accounting for Income Taxes." As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Company is in the process of filing its tax returns for the current and all applicable prior years.

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  1     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

NET  EARNINGS  (LOSS)  PER  SHARE
---------------------------------
The Company follows the provisions of SFAS No. 128, "Earnings Per Share," which requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with SFAS No. 128, any anti-dilutive effect on diluted earnings (loss) per share are excluded.

LONG-LIVED  ASSETS
------------------
SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. For the nine month period ended March 31, 2004, SFAS No. 144 did not have a material effect on the Company's results of operations, cash flows or financial condition.

DISCLOSURES  ABOUT  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
-----------------------------------------------------------
The Company estimates that the fair value of all financial instruments as of March 31, 2004, as defined in SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

EQUITY-BASED  COMPENSATION
--------------------------
The Company has elected to account for equity-based compensation to its employees in accordance with APB No. 25 "Accounting for Stock Issued to Employees," as allowed by SFAS No. 123 "Accounting for Stock-based Compensation" (SFAS No. 123). SFAS 123 was amended by SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure, an amendment of SFAS No. 123" (SFAS No. 148). Warrants issued to consultants and others are expensed in accordance with SFAS No. 123, as amended by SFAS No. 148.

In 2002, the Company's Board of Directors adopted an Incentive Stock Plan, the effectiveness of which was contingent upon the Plan's approval by the Company's stockholders at the 2002 Annual Meeting. The 2002 Annual Meeting was not held and approval of the Plan was neither sought nor obtained. Accordingly, the grants made pursuant to that Plan are void.

STOCK  ISSUED  BY  SUBSIDIARY
-----------------------------
The issuance of stock by a subsidiary to third parties reduces the proportionate ownership interest in the investee. The subsidiary's plan is to continue raising funds through private placements and, as a result, the additional equity raised has been included in additional paid-in capital.

COMPREHENSIVE  INCOME
---------------------
The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income is comprised of foreign currency translation adjustments.

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

RECLASSIFICATION
----------------
Certain 2003 amounts have been reclassified to conform with the 2004 financial statement presentation.

NOTE  2     DISCONTINUED  OPERATIONS

During the nine month period ended March 31, 2004, the Company entered into a Stock and Note Transfer Agreement (the "Transfer Agreement") with Pan Pacifica Ltd. ("Pan Pacifica"), effective as of August 20, 2003, to transfer all of the outstanding shares of Datadesk, a wholly-owned subsidiary of the Company, and a promissory note payable to the Company made by Datadesk in the principal amount of $1,000,000, together with the related security interest in the assets of
Datadesk  to  Pan  Pacifica.   The  Transfer  Agreement  was  entered  into
simultaneously with a settlement agreement between the Company and its former officer. In connection with the settlement, the Company transferred available funds in the amount of $151,020 to Pan Pacifica. The Company realized a net gain on the disposal of Datadesk subsidiary of $288,160 which was recognized at the date of disposition. The realized gain is net of approximately $47,949 transaction costs.

On May 24, 2004, the Company agreed to sell its ownership in Security Biometrics Limited to the minority stockholder for consideration of one dollar. The liabilities of this UK subsidiary at the date of sale will be assumed by the minority stockholder.

Loss  from  discontinued  operations  is  as  follows:

                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                            MARCH 31,               MARCH 31,
                                     ----------------------  ----------------------
                                        2004        2003        2004        2003
                                     ----------  ----------  ----------  ----------
Revenue . . . . . . . . . . . . . .  $       -   $  31,687   $   6,431   $ 241,159
Direct expenses . . . . . . . . . .          -      10,800           -      95,720
                                     ----------  ----------  ----------  ----------

Gross profit. . . . . . . . . . . .          -      20,887       6,431     145,439

Administrative and general expenses     83,306     130,722     111,877     489,746
Interest expense. . . . . . . . . .          -           -           -         457
                                     ----------  ----------  ----------  ----------
Net operating loss. . . . . . . . .    (83,306)   (109,835)   (105,446)   (344,764)
Gain on disposition of subsidiary .    (93,913)          -     288,160           -
                                     ----------  ----------  ----------  ----------
Income (loss) from discontinued
 operations for the period. . . . .  $(177,219)  $(109,835)  $ 182,714   $(344,764)
                                     ==========  ==========  ==========  ==========

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  2     DISCONTINUED  OPERATIONS  (CONTINUED)

Cash  flows  from  discontinued  operations  are  as  follows:

                                                                        NINE MONTHS ENDED
                                                                            MARCH 31,
                                                                     ----------------------
                                                                        2004        2003
                                                                     ----------  ----------
Cash Flows From Operating Activities:
Net income (loss) for the period. . . . . . . . . . . . . . . . . .  $ 182,714   $(344,763)
Items not involving cash:
Amortization of capital assets. . . . . . . . . . . . . . . . . . .          -       7,856
Gain on disposition of subsidiary . . . . . . . . . . . . . . . . .   (382,073)          -
Changes in non-cash working capital balances consist of:
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .     (2,910)     78,662
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,375     (16,825)
Accounts payable and accrued liabilities. . . . . . . . . . . . . .    (81,305)     24,188
                                                                     ----------  ----------
NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . . . . .   (281,199)   (250,882)
                                                                     ----------  ----------
Cash Flows From Investing Activity:
Purchase of capital assets. . . . . . . . . . . . . . . . . . . . .          -      (4,112)
                                                                     ----------  ----------
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . .          -      (4,112)
                                                                     ----------  ----------
Cash Flows From Financing Activities:
Proceeds from related party . . . . . . . . . . . . . . . . . . . .     76,326      23,483
Bank indebtedness . . . . . . . . . . . . . . . . . . . . . . . . .      5,904       6,352
Due to related party. . . . . . . . . . . . . . . . . . . . . . . .    198,969     222,033
                                                                     ----------  ----------
NET CASH USED IN FINANCING ACTIVITIES . . . . . . . . . . . . . . .    281,199     251,868
                                                                     ----------  ----------
Net decrease in cash from discontinued operations during the period  $       -   $  (3,126)
                                                                     ==========  ==========

NOTE  3  -  ACQUISITION  OF  DATAGILITY

On February 18, 2004, the Company entered into a Stock Purchase Agreement to purchase all of the outstanding shares of Datagility Inc. ("Datagility"). Datagility has developed a software application, CyberTrooper, which fulfills the scanning requirements of the USA Patriot Act and Office of Foreign Assets Control (OFAC).

The fair value of the assets acquired at the date of acquisition are as follows:

     Property  and  equipment          $  500,000
                                       ----------

     Total  assets  acquired              500,000
     Total  liabilities                         -
                                       ----------

     Net  assets  acquired             $  500,000
                                       ==========

Total  consideration:

     Cash                              $  200,000*
     Common stock - 2,325,580 shares      300,000
                                       ----------
                                       $  500,000
                                       ==========

*  $100,000  in  cash  is  due  by  December  31,  2004.

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  3  -  ACQUISITION  OF  DATAGILITY  (CONTINUED)

Datagility's operations began in July 2003. To date, no revenues have been generated by Datagility. The company's pro-forma (unaudited) results of operations as though the business combination with Datagility had been completed at the beginning of fiscal 2004 is as follows:

     Revenues                             $   5,224,431
     Costs  and  expenses                     8,927,610
                                          --------------
     Loss from continuing operations         (3,703,179)
     Income from discontinued operations        182,714
                                          --------------

     Net  loss                            $  (3,520,465)
                                          ==============

NOTE  4     NOTES  AND  CONVERTIBLE  DEBENTURE  PAYABLE

                                                                                    MARCH 31,
                                                                                      2004
                                                                                   ----------
MARYANNE RICHARD
On  June  13, 2002, the Company issued a note payable to MaryAnne Richard in the amount  of  $1,000,000 as part of the consideration for the purchase of Lightec.
Included  in  accrued  liabilities at March 31, 2004 is approximately $23,000 of accrued interest.  The note is secured by deposit accounts, investment property, letters  of credit rights and letters of credit, rights to payments evidenced by chattel  paper,  rights  to payments for money or funds advanced or sold and all proceeds  of  any and all of the above.  On November 6, 2002, the Company agreed to  grant  a warrant to Ms. Richard to purchase 8 million shares of common stock at  a  price of $0.125 for a period of two years, in order to extend the initial repayment  terms  of the note.  As of March 31, 2004, no warrants were issued to
Ms.  Richard.  On  May  7,  2004, the Company issued a warrant to Ms. Richard to purchase  8 million shares of the Company's common stock at an exercise price of
$0.125,  exercisable  for  two  years  from  the  date  of  issuance.

Pursuant  to  an agreement dated October 29, 2003, the Company agreed to set the principal  of the note at $1,105,000 ("new principal").  Interest accrues on the new  principal  at  the rate of 9% per annum commencing on the date of the first receipt of funds generated from the Lightec contract with the City of Bridgeport
Board of Education.  9% of the receipts from the Bridgeport School contract will be  applied against the new principal and accrued interest.  Ms. Richard has not received  9%  of all the Company's receipts from the Bridgeport School contract.
The  Company  was  in  default of its obligations to Ms. Richard as of March 31,
2004,  but  is  currently  negotiating a release and settlement agreement.         $1,105,000

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  4     NOTES  AND  CONVERTIBLE  DEBENTURE  PAYABLE  (CONTINUED)

SYNERGEX  GROUP  LLC
On June 11, 2002, Synergex Group LLC ("Synergex") loaned the Company $1,000,000 to facilitate the acquisition of Lightec. The note bears interest at 9% and originally matured on December 31, 2002. The note is secured by certain Lightec assets. The Company agreed to grant a warrant to Synergex to purchase 8 million shares of common stock at a price of $0.125 for a period of two years, in order to extend the initial repayment terms by three months. As of March 31, 2004, no warrants were granted to Synergex. On May 25, 2004, the Company granted a warrant to Synergex to purchase 8 million shares of the Company's common stock at an exercise price of $0.125, exercisable for two years from the date of issuance. A director and stockholder of the Company also is the managing director and member of Synergex.

Pursuant to an agreement dated September 12, 2003, the Company is required to pay the following:

i) pay the principal plus all interest accrued in the outstanding principal balance at the rate of 9% per annum from the date of receipt of the first payment related to the Bridgeport School contract until paid in full;

ii)  pay  no  less  than 7.4% of all money received on account of the Bridgeport
School contract until paid in full. As of March 31, 2004, the Company has not paid 7.4% of all its receipts from the Bridgeport School contract.

The  Company  was  in  default  of  this  agreement as of March 31, 2004, but is
currently  negotiating  a  settlement.                                                951,495
                                                                                   ----------
                                                      Total  notes  payable        $2,056,495
                                                                                   ==========
EDINBURGH  INVESTMENTS  LLC
On  June  30,  2002,  the  Company  issued  a convertible debenture to Edinburgh
Investments  LLC  ("Edinburgh").  The  debenture  is secured by a first priority interest  in  the  revenues and assets of Lightec and originally matured on June
30,  2003.  Accrued  interest  at  10%  was  payable  quarterly.

On August 29, 2003, Edinburgh obtained a court order for settlement against the Company requiring the Company to pay the following:

i)  $50,000  on  each  of  October  31, 2003, November 28, 2003 and December 31,
2003,  ($150,000  paid  as  penalty  has  been  included  in  interest expense);

ii) principal plus all interest accrued on the outstanding principal balance at the rate of 18% per annum from June 28, 2002. All outstanding principal and accrued interest shall be paid to Edinburgh no later than December 31, 2004;

iii) accrued interest at the rate of 18% from September 1, 2003 is payable on January 5, 2004, April 5, 2004, July 5, 2004 and October 5, 2004;

iv) 15% of all funds received from the Bridgeport School contract until the principal and interest is fully paid;

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  4     NOTES  AND  CONVERTIBLE  DEBENTURE  PAYABLE  (CONTINUED)

Under the court order, the Company was also required to deliver to Edinburgh a five-year warrant to purchase 13,440,000 shares of common stock at an exercise price of $0.15 per share. On September 30, 2003, this warrant was issued as consideration for extending the maturity date to December 31, 2004.

As  of March 31, 2004, the Company has not paid 15% of all the receipts from the
Bridgeport  School  Contract.  The Company was notified by Edinburgh that it was not in technical compliance with the terms of the settlement, but the Company is currently  negotiating  a  settlement.
                                                                                   ----------
                                               Convertible  debenture  payable     $1,517,792
                                                                                   ==========

Summary  of  Creditor  Repayment:

                                         PROPORTION OF GROSS
             CREDITOR                  LIGHTEC REVENUE PAYABLE
             --------                  -----------------------
     Edinburgh  Investments  LLC                 15%
     MaryAnne  Richard                            9%
     Synergex  Group  LLC                         7.4%
                                                ------
     Total                                       31.4%
                                                ======

NOTE  5     EQUITY-BASED  WARRANTS

As  of  March  31,  2004,  the  Company  had the following warrants outstanding:

        NUMBER       PRICE         EXPIRATION
      OF SHARES    PER SHARE          DATE
      ---------    ---------  --------------------
      7,083,333*     $0.15    June  13,  2005
     12,019,880       0.15    September  18,  2005
      2,757,500       0.15    November  19,  2005
      2,790,500       0.15    December  22,  2005
     13,440,000       0.15    September  29,  2008

* The Company has the right to force the conversion of these warrants if the stock price of the Company's common stock exceeds $1.20 per share for a ninety-day period.

During the nine months ended March 31, 2004, the Company settled $100,000 of convertible debentures by issuing 1,100,000 shares and agreed to issue 1,100,000 warrants entitling the holder thereof the right to purchase one common share for each warrant held at $0.15 per share for a period of two years.

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  5     EQUITY-BASED  WARRANTS  (CONTINUED)

During the nine months ended March 31, 2004, the Company issued 13,440,000 warrants to Edinburgh as part of a settlement of its convertible debentures. Each warrant entitles the holder thereof the right to acquire one common share at $0.15 per share for a period of five years commencing September 30, 2003 (see
Note 4). The fair value of each warrant is estimated on the date of grant using the Black-Scholes binomial pricing model with the following assumptions:

     Expected  life            5  years
     Interest  rate            5%
     Volatility              199%
     Dividend  yield           -

In May 2004, the Company issued additional warrants to purchase 16,000,000 shares at $0.125 per share for a period of two years in consideration for extension agreements on notes payable (see Note 4)

NOTE  6     COMMITMENTS  AND  CONTINGENCIES

ACQUISITION  OF  DATAGILITY
---------------------------

In accordance with the Stock Purchase Agreement entered into on February 18, 2004, the Company must pay $100,000 in cash as fixed consideration to the former stockholders of Datagility before December 31, 2004. In addition, the Company may owe the former stockholders of Datagility the following additional cash consideration if, on or before the following dates, revenues received in connection with Datagility's CyberTrooper software application exceed the following amounts:


CYBERTROOPER      ACHIEVEMENT      CONTINGENT ADDITIONAL
  REVENUES           DATES          CASH CONSIDERATION
-------------  -----------------  ----------------------
$     500,000  December 31, 2004  $              100,000
      750,000  June 30, 2005 . .                 100,000

LEASE
-----

On January 23, 2004, the Company entered into a sublease for its new office space in New York City. The annual fixed rent is $113,832 payable in equal monthly installments of $9,486. The lease expires on December 30, 2007. Future annual minimum payments under this lease are as follows:

          YEAR ENDING JUNE 30,
          --------------------
            2004  (Remaining)     $     28,458
            2005                       113,832
            2006                       113,832
            2007                       113,832
            2008                        56,916
                                  ------------
                                  $    426,870
                                  ============

NOTES  AND  CONVERTIBLE  DEBENTURE  PAYABLE
-------------------------------------------

The Company is currently in default of its obligations under notes payable to MaryAnne Richard and Synergex Group Partnership and a convertible debenture held by Edinburgh Investments LLC, as further discussed in Note 4. At present, the Company is negotiating a settlement agreement with these parties.

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  6     COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

WONDERNET
---------

In September 2003, the Company entered into an agreement with WonderNet to pay minimum royalties of $120,000 per quarter against a 5% royalty on products sold in North America, the Caribbean and Mexico.

PRIVATE  PLACEMENT
------------------

On October 1, 2003, the Company initiated an offering of 10,000,000 shares of common stock at a price of $0.10 per share, pursuant to a Private Placement Offering Memorandum (the "Offering"). There is no minimum subscription level to be obtained in order to consummate the Offering. Accordingly, if less than the maximum number of shares is sold, no funds will be returned to the subscribers. Subsequent to March 31, 2004, additional shares were issued pursuant to the Offering.

NOTE  7     BUSINESS  SEGMENTS

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", requires companies to provide certain information about their operating segments. The Company has three reportable segments: Security Biometrics, Lightec, and eMedRx.

Summarized financial information, concerning the Company's reportable segments for nine months ended March 31, 2004, is shown on the following table:

                                    SECURITY
                                   BIOMETRICS    LIGHTEC      EMEDRX       TOTAL
                                  ------------  ----------  ----------  ------------
Net sales to external companies.  $    17,073   $5,205,528  $   1,830   $ 5,224,431
Operating earnings (loss). . . .   (5,046,809)   1,665,553   (318,288)   (3,699,544)
Total assets . . . . . . . . . .      659,169    2,260,088     15,437     2,934,694
Depreciation and amortization. .       27,063          460          -        28,063
Capital expenditures . . . . . .      507,001            -          -       507,001

NOTE  8     SUBSEQUENT  EVENTS

INCENTIVE  STOCK  PLAN
----------------------

On April 30, 2004, the Company's stockholders approved the Security Biometrics, Inc. 2004 Incentive Stock Plan (the "2004 Plan") which provides for the issuance of up to 45,000,000 shares. The 2004 Plan permits the grant of stock options, stock awards and restricted stock purchase awards. Stock options granted under the 2004 Plan may be options intended to qualify as incentive stock options
("ISOs") under Section 422 of the Internal Revenue Code or nonqualified stock options ("NSOs"), which are options that are not intended to qualify as ISOs. Stock options granted to a person who owns more than 10% of the Company's voting power shall have exercise prices of at least 110% of fair market value of the Company's stock on the date of the grant. Stock options granted to others will have exercise prices of not less than 100% of the fair market value of the Company's stock on the date of grant if they are ISOs, and not less than 85% of the fair market value of the Company's stock on the date of grant if they are NSOs. Stock options granted under the 2004 Plan will have terms of not more than 10 years.

SECURITY  BIOMETRICS,  INC.
CONSOLIDATED  FINANCIAL  STATEMENTS
NOTES  TO  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  8     SUBSEQUENT  EVENTS  (CONTINUED)

REVERSE  STOCK  SPLIT
---------------------

On April 30, 2004, the Company's stockholders approved a one-for-twenty reverse stock split. The effective date of this split shall be upon the filing of a certificate of amendment to the Company's Articles of Incorporation with the Nevada Secretary of State. To date the Company has not yet filed this certificate of amendment. Accordingly, the accompanying financial statements do not reflect the reverse stock split.

Upon the effectiveness of the reverse stock split, the authorized shares would decrease to 15 million from 300 million.

INCREASE  IN  AUTHORIZED  SHARES
--------------------------------

On April 30, 2004, the Company's stockholders approved an increase in the authorized number of common shares to 50 million from 15 million to become effective at the same time as the reverse stock split.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Form 10-QSB, the words "anticipated," "estimate," "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that we will fail to generate planned revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

In this section, "Management's Discussion and Analysis of Financial Condition and Results of Operations," references to "we," "us," "our," and "ours" refer to Security Biometrics, Inc. and its consolidated subsidiaries.

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

The critical accounting policy relates to revenue recognition. The choice of revenue recognition method is subjective. License revenues are recognized when earned, in accordance with contractual provisions. Royalty revenues are recognized upon shipment of products incorporating the related technology by the original equipment manufacturers (OEMs) and foundries. For Lightec, we recognize revenue from fixed price and modified fixed price contracts on the percentage-of-completion method, measured by the percentage of cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts.

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

On August 22, 2000, we entered into an option agreement with DSI Datotech of Vancouver, Canada. The exercise price of the option was $8,000,000, of which we paid $320,000. On June 29, 2001, we acquired all of the outstanding membership interests of NetFace, LLC, a Connecticut limited liability company, in exchange for 20,000,000 shares of our common stock. NetFace holds an option to acquire an exclusive worldwide, perpetual, royalty-free license to exploit DSI's gesture recognition technology for video games and Internet/television. The exercise price of the option is $5,000,000 plus a 20% Class B Membership of NetFace. We have decided not to exercise our options with DSI Datotech at this time as we do not believe that the prototypes delivered to us are market ready at this time. Consequently, the Company expensed $320,000 in 2001 and the balance of the investment of $200,000 in 2002.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

A revised agreement with WonderNet was entered into in September 2003. This agreement includes a minimum payment of $120,000 per quarter against a 5% royalty on products sold.

WonderNet
=========

On December 1, 2003, a letter of intent was signed between Security Biometrics and WonderNet for Security Biometrics to buy the stock of WonderNet for cash and Security Biometrics stock. However, we decided to put this acquisition on hold and continue to operate under our existing exclusive perpetual distribution licensing agreement for North America, the Carribean and Mexico.

Management  Team
================

There were substantial changes to the Company's management team subsequent to March 31, 2004. On May 13, 2004, Michel Berty resigned his positions as Chief Executive Officer (CEO) and President of Security Biometrics. William Moore resigned as Chief Financial Officer (CFO) on April 7, 2004, and David Weiss, the Company's Controller, was appointed acting CFO. On May 14, 2004, the Board of Directors elected Mr. Wayne Taylor, currently a director, to the position of interim CEO to replace Mr. Berty. The board also elected Mr. Weiss to the position of CFO on May 14, 2004. After the termination of the employment of David Weiss on June 3, 2004, Mr. Taylor was appointed interim CFO by the board.

Board  of  Directors
====================

On May 12, 2004, Hon. David Angus resigned as a director of the Company. On May 13, 2004, Michel Berty resigned his position as Chairman of the board and also resigned as a director of the Company.

On May 14, 2004, the Board of Directors appointed Rear Admiral Stuart Platt (USN Ret.) to fill the vacancy on the board created by the resignation of Mr. Angus.

Revised  Sales  Strategy
========================

The executive management team continued to focus on sales on direct channels to clients rather than using alternate channels like value added resellers. This resulted in the hiring of additional sales staff in the third calendar quarter. In the first quarter of calendar year 2004 Datagility Inc. was acquired (see below) to utilize the sales resources of Datagility to serve both Datagility and PenFlow clients in the financial services sector.

The strategy of direct sales reflects a desire to maintain superior margins and 'customer ownership.' However, Security Biometrics will continue to use indirect channels where appropriate as a supplement to direct channels and to ensure as much market breadth as possible given the resources available to the business.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

eMedRX
======

During the nine months ended March 31, 2004, the eMedRX business was managed through three subsidiaries of Security Biometrics Inc, eMedRX, Inc., a Nevada company, eMedRX, USA, a Delaware company, and eMedRX Inc. , a Canadian company, in order to facilitate business in each country and to provide opportunities for other investors to participate in ownership of the business.

We believe that the progress made in identifying pilot partners during the quarter was significant.

Discussions were initiated by eMedRX Inc. in Canada to sell the U.S. rights to sell, market and implement the eMedRX product and PenFlow application in the U.S. healthcare delivery market to eMedRX, Inc. a company only related by a common director. EMedRX, Inc. is a company formed specifically for the purpose of selling, marketing and implementing and servicing the eMedRX and PenFlow products by a management group with strong links to the healthcare delivery market. In return for the rights to the product, Security Biometrics received consideration of 49% of the stock of eMedRX, Inc. and license fees for product sales and transaction revenues. We believe that this arrangement provides excellent access to the vertical market for the product while effectively preserving Security Biometric's sales and marketing resources. EMedRX, Inc. subsequently became eMedRX, USA. A third entity was established in the United States as eMedRX, Inc. which is inactive. Dr. David Dalton, one of our directors, is also director of and has an ownership interest in both eMedRX, Inc. USA and eMedRX, Inc.

Lightec
=======

The Lightec Communications business continued to be active during the period. Lightec recognized revenues of $3.5 million for the quarter ending March 31, 2004, compared to approximately $300,000 recognized during the quarter ended March 31, 2003. We do not expect this rate of growth to be sustained because it reflected an increased level of contract activity with education sector customers. It should be noted that the revenue to be recognized in future quarters is effected by the seasonality of contract activity. We anticipate that the quarter ending September 30, 2004, will see reduced activity coinciding with school vacations.

Funds for the Bridgeport Board of Education projects continued to be released by the government agencies involved as anticipated. We expect that the anticipated contract revenues of $7.9 million will be achieved in the contract year ending August 30, 2004. Each school year, the funding for the Bridgeport contract must be approved by the Schools and Libraries Division of the Universal Service Administrative Company, a not-for-profit corporation regulated by the U.S. Federal Communications Commission. Based upon its experience over the previous years of the contract, management believes that, for the school year 2004-2005, such approval, although not automatic, is nevertheless highly likely. In order to perform under its contract to the Bridgeport Board of Education, Lightec relies on a principal supplier that is the Company's principal trade creditor.

Penflow
=======

Additional resources have been applied to sales and marketing efforts of the PenFlow products. We believe that the sales cycle for the PenFlow product is relatively long due to the potential impact on client's business processes where it is implemented on a large scale. We believe that the length of the sales cycle for this product means that increased investment in sales and marketing is unlikely to have a significant impact on revenue performance until the later half of our financial year.

UK  Subsidiary
==============

Security Biometrics has entered into a contract with a marketing representative in the United Kingdom (UK) to assist in the selling and marketing of Security Biometrics products in the UK and Europe. A new entity, Security Biometrics Limited ("SBL"), was formed during the nine months ended March 31, 2004 in anticipation of future business activity. The Company owns 60,000 of the 70,000 outstanding shares of capital stock of SBL. Consistent with the Company's ongoing efforts to reduce costs, the operations in the UK were suspended, effective April 30, 2004. On May 24, 2004, the Company's Board of Directors approved the sale of Security Biometrics Limited to its minority interest holder for consideration one dollar and assumption of its liabilities on the date of sale, since SBL's operations have not reached its anticipated milestones. The sale is expected to be completed by June 30, 2004.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Datadesk
========

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

In order to execute the divestiture it was mutually agreed by Security Biometrics and Robert Solomon, president of Datadesk and Chief Technical Officer
(CTO) of Security Biometrics, to cancel Mr. Solomon's employment agreement with Security Biometrics and transfer ownership of Datadesk to Panpacifica for a consideration of $1,000,000 . The effective date of this agreement and transfer of the ownership was August 20, 2003.

The Company realized a net gain in the disposal of the of the Datadesk subsidiary of $382,073 which was recognized at the time of disposition. The realized gain was net of $47,949 transaction costs.

The transaction constitutes a related party transaction because Robert Solomon was CTO of Security Biometrics and President and director of Datadesk.

Purchase  of  Datagility
========================

Security Biometrics purchased Datagility Inc. on February 18, 2004. Datagility is a software company specializing in anti-money laundering solutions and application service provider (ASP) services. Its CyberTrooper software application fulfills the scanning requirements of the USA Patriot Act and Office of Foreign Assets Control (OFAC).

We purchased 100% of Datagility's outstanding stock for cash consideration of $100,000 and 2,325,580 shares of Security Biometrics stock, valued at $300,000 using the average closing price of our common shares during the 30 trading days subsequent to January 1, 2004. Additional consideration of $100,000 is due on or before December 31, 2004.

Revenues
========

Contract revenues rose to $5.2 million for the nine months ended March 31, 2004 from $1.2 million for the nine months ended March 31, 2003 which reflected increasing activity in the Lightec business and pilot implementations of eMedRx application. Total revenues for the nine months ended March 31, 2004 increased by $4 million over the same period ended March 30, 2003. This increase largely reflects activity levels on certain Lightec contracts which are seasonal. The activity is expected to decrease in the third calendar quarter due to summer vacations in the school districts.

Current  Liabilities
====================

Amounts due to non-related parties increased to $2.1 million at March 31, 2004 from less than $1 million at June 30, 2003. This reflects liabilities incurred associated with the Lightec hardware and software re-selling business.

Liquidity  and  Capital  Resources
==================================

At March 31, 2004, the working capital deficit totaled $6.9 million, an increase of $0.7 million during the quarter, primarily because we used cash to fund new ventures. In our effort to expand our operations in the UK and to enter new industries, we incurred more expenses this quarter. The nine months ended March 31, 2004 saw decreased cash flow from operations compared to the same period in 2003.

Due to debt service obligations and the management's strategy to invest in activities and operations that will provide long term strength to our liquidity, we do not believe that we will be cash flow positive over the short term and we will continue to need additional financing from sales of stock and other

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

sources. Should this be unattainable our ability to continue the operation of these businesses and expand our other biometric security activities would be severely impaired.

For the three month period ending March 31, 2004 cash in-flows from the issuance of stock totaled $90,000 before finders' fees, as a result of our private placement offering.

Edinburgh Investments LLC's convertible Debentures and Notes Payable to MaryAnne Richard and Synergex Group (a related party) are secured by the assets of Lightec and required Security Biometrics to generate significant cash flows from operations or financing to meet our obligations. We are currently in default of these notes and debentures. Settlement and release agreements are being negotiated, and these may require cash. Cash flows would also be impaired on account of acceleration of debt repayment by Edinburgh Investments LLC, MaryAnne Richard and Synergex Group LLC.

Off-Balance  Sheet  Arrangements
================================

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on us that is material to investors.

ITEM  3     CONTROLS  AND  PROCEDURES

An evaluation was performed, as of March 31, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in our internal controls or other factors that could significantly affect our internal controls subsequent to March 31, 2004.

We do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART  II

ITEM  1     LEGAL  PROCEEDINGS

Edinburgh Investments LLC contacted us to notify us that the Company was not in technical compliance with stipulations under the court approved settlement. Such requirements are currently being remedied. In addition, Synergex Group LLC and MaryAnne Richard contacted us to notify us that the Company was in default of its agreements with them. We are currently negotiating settlements.

Neither we, nor any of our subsidiaries, is a party to any material legal proceeding, nor, to our knowledge, is any material litigation threatened against us or our subsidiaries, unless a settlement is not consummated with MaryAnne Richard.

ITEM  2     CHANGES  IN  SECURITIES

During the three month period ended March 31, 2004, we entered into agreements to issue 900,000 shares of our common stock for gross cash proceeds of $90,000 pursuant to a private placement offering which began during earlier quarters as follows: 250,000 shares on January 5, 2004, 200,000 shares on January 23, 2004, 50,000 shares on February 3, 2004, 200,000 shares on February 10, 2004, 100,000 shares on March 1, 2004 and 100,000 shares on March 12, 2004. In addition, we entered into an agreement to issue 2,325,580 shares of common stock on February 18, 2004 as consideration for the purchase of Datagility Inc., and the board of directors authorized the issuance of 1,000,000 and 300,000 shares of common stock to Dr. David Dalton and Jeff Maynard, on September 10, 2003 and September 2, 2003, respectively, as compensation for services rendered. All of the aforementioned shares of common stock were issued on May 10, 2004. We believe that the issuance of such shares did not require registration under the Securities Act of 1933, as amended, pursuant to exemptions available under the provisions of Sections 4(2) and 4(6) of the Securities Act, as the securities were not sold in a public offering transactions or were sales to accredited investors for which there was no advertising or public solicitation.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ITEM  3     DEFAULTS  ON  SENIOR  SECURITIES

The Company is currently in default of its obligations under notes payable to MaryAnne Richard and Synergex Group Partnership and a convertible debenture held by Edinburgh Investments LLC, as further discussed in Note 4 of the Notes to Consolidated Financial Statements for the period ended March 31, 2004 in Item 1 of this quarterly report.

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE OF SECURITY HOLDERS (SUBSEQUENT
EVENT)

The Company held its 2004 annual meeting of stockholders on April 30, 2004. Matters voted on at the meeting and the results of each vote are as follows:

Proposals:                                                             For:      Withhold:
----------                                                         ----------    ---------
1.  To elect eight (8) Directors to serve for the ensuing year     78,333,351        0

                                                                   For:      Against:   Abstain:
                                                                ----------  ----------  --------
2.  To amend the Articles of Incorporation to effect a one-
for-twenty reverse stock split of the Company's common
stock, thereby decreasing the authorized shares from
300,000,000 to 15,000,000, and to increase the share capital
from 15,000,000 shares to 50,000,000 shares. . . . . . . . . .  78,333,351           0         0

3.  To authorize the issuance of up to 30,000,000 shares of
preferred stock with a par value of $0.001 per share (or
1,500,000 if Proposal No. 2 were approved) . . . . . . . . . .  32,098,350  46,235,001         0

4.  To approve our 2004 Long-Term Performance Plan.. . . . . .  60,623,351  17,710,000         0

Proposal No. 3, to amend the Articles of Incorporation to authorize the issuance of up to 30,000,000 shares of preferred stock with a par value of $0.001 per share, was not approved by the stockholders at this meeting. The other proposals were approved by the stockholders.

ITEM  5     OTHER  INFORMATION

None

ITEM  6      EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits

Exhibit  Description
Number

3.1      Amended  and  Restated  By-Laws  of  the  Registrant

10.1     Datagility  Inc.  Stock  Purchase  Agreement (to be filed by amendment)

31.1 Certificate of Wayne Taylor pursuant to Section 302 of the Sarbanes-Oxley Act 2002

32.1 Certificate of Wayne Taylor pursuant to 18 U.S.C.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports  on  Form  8-K

ITEM  6      EXHIBITS  AND  REPORTS  ON  FORM  8-K  (CONTINUED)

On March 26, 2004, the Company filed a Report on Form 8-K regarding a change in its certifying public accountants.

                                   SIGNATURES


In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Security Biometrics, Inc.
                                  -------------------------
                                          Registrant

                                  By:  /s/  Wayne  Taylor
                                  -----------------------
                                  Name:  Wayne  Taylor
Date:     June  3,  2004          Title: Interim Chief Executive Officer and
                                         Interim Chief Financial Officer

                                          Index of Exhibits
                                          -----------------
Number    Description
3.1       Amended and Restated By-Laws of the Registrant

10.1      Datagility Inc  Stock Purchase Agreement (to be filed by amendment)

31.1      Certificate of Wayne Taylor pursuant to Section 302 of the Sarbanes-Oxley Act 2002

32.1      Certificate of Wayne Taylor pursuant to 18 U.S.C.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.