Form 10KSB
period 2004-06-30
SiVault Systems, Inc.
filed 2004-10-13
CIK 1101046

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR FISCAL YEAR ENDED: JUNE 30, 2004

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     for  the  transition  period  from  _____  to  _____


                         Commission file number: 0-3071
                                                 ------

                              SiVault Systems, Inc.
                              ---------------------

                     (Exact name of small business issuer as
                            specified in its charter)

             Nevada                                       98-0209119
             ------                                       ----------
  (State or other jurisdiction                          (IRS Employer
of incorporation or organization)                     Identification No.)

                500 Fifth Avenue, Suite 1650, New York, NY 10110
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                     Issuer's telephone number: 212-931-5760
                                              --------------

     Securities  registered  under  Section  12(b)  of  the  Act:

     None
     ----
                    (Title  of  each  class)


      Securities  registered  under  Section  12(g)  of  the  Act:

               Common  Stock,  par  value  $.001  per  share
               ---------------------------------------------
                    (Title  of  each  class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [  ]   No [X]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this form 10 KSB. [ ]

     State  issuer's  revenues  for  its  most  recent  fiscal year: $ 7,131,437

     As of September 22, 2004, there were 14,011,693 shares of the registrant's common stock issued and outstanding. Of these, approximately 7,400,000 shares are held by non- affiliates of the registrant. As of September 22, 2004, the market value of common stock held by non-affiliates was approximately $ 19,835,079, based on the closing price of the common stock on that date.

     Transitional  Small  Business  Disclosure  Format  (check  one):
Yes  [  ]  ;  No  [  X  ]


     DOCUMENTS  INCORPORATED  BY  REFERENCE

     Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with solicitation of proxies for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-KSB.

                                TABLE OF CONTENTS


Item Number and Caption                                                  Page
---------------------------------------------------------------------    ---

PART I

1.      Description of Business                                          1

2.      Description of Property                                          17

3.      Legal Proceedings                                                17

4.      Submission of Matters to a Vote of Security Holders              17

        PART II

5.      Market for Common Equity and Related Stockholder Matters         18

6.      Management's Discussion and Analysis or Plan of Operation        21

7.      Financial Statements                                             33

8.      Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure                                             33

8A.     Controls and Procedures                                          34

        8B. Other Information                                            34

        PART III

9.      Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act                34

10.     Executive Compensation                                           34

11.     Security Ownership of Certain Beneficial Owners and Management
        and Related Stockholder Matters                                  34

12.     Certain Relationships and Related Transactions                   35

13.     Exhibits                                                         35

14.     Principal Accountant Fees and Services                           37

        Index to Consolidated Financial Statements                       38

SPECIAL  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements can be identified by the use of forward-looking terminology such as "expects", "anticipates", "intends", "believes" and similar language, or the negatives thereof, and discussions of our strategy, future revenues and future costs. You are cautioned that our business and operations are subject to a variety of risks and uncertainties and, consequently, our actual results may differ materially from those anticipated or projected by any forward-looking statements. Some of the factors that might cause or contribute to such differences include those discussed in Item 6. Management's Discussion and Analysis or Plan of Operation."


Unless  the  context  otherwise  requires,  all references in this report to (i)
"we", "us" or the "Company", or words of similar import, refer to SiVault Systems, Inc., a Nevada corporation, together with its subsidiaries and (ii) share information reflect a 4:1 forward stock split effected in August 2000 and a 1:20 reverse stock split effected in June 2004.

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS.

RECENT  DEVELOPMENTS

     The  following  significant  events  have  occurred  since  June  30, 2004:

SiVault  Acquisition;  Name  Change

     In July 2004, we completed the acquisition of SiVault Analytics Inc. ("SiVault Analytics"), a private Delaware corporation that provides secure storage and retrieval of signed documents and biometric signature-based authentication for processing of online transactions. Its services are designed to be compliant with regulations and standards in the retail and healthcare industries for authentication, authorization, transmission and storage of data.

     The acquisition was completed by means of a share exchange in which we issued 4,000,000 of our shares of common stock to the stockholders of SiVault Analytics in exchange for all of the outstanding stock of SiVault Analytics. Our shares were valued in the transaction at $2.50 per share, or $10,000,000 in the aggregate. Following the acquisition, we merged SiVault Analytics into our company and changed the name of our company to SiVault Systems, Inc. and our stock trading symbol to SVTL.OB.

New  Management

     Following the SiVault Analytics acquisition, certain principals and management of SiVault Analytics were elected as members of our management and Board of Directors. Emilian Elefteratos was elected President and Chief Executive Officer, Igor J. Schmidt was elected Chief Strategy Officer, Steven Pollini was elected Vice President-Engineering and Operations and Alexander Gelf was elected Vice President-Analytics. Effective August 6, 2004, Messrs. Elefteratos and Schmidt were elected directors of our company. Following the acquisition, Wayne Taylor, Interim Chief Financial Officer, and Chris Farnworth, Vice President,- Corporate Development, remained in their existing positions.

Private  Placement

     On September 10, 2004, we completed a private placement in which we raised gross proceeds of approximately $1.6 million. We sold an aggregate of 1,071,631 shares of our common stock in the private placement at a per share price of $1.50. For no additional consideration, we issued to the investors warrants to purchase a like number of shares at $2.00 per share. The warrants are scheduled to expire on August 11, 2006.

OVERVIEW

     We are engaged in the commercialization of technologies designed to implement secure electronic storage and retrieval of signed documents and biometric signature-based authentication for electronic transactions. Each of our technologies, several of which have been licensed from others, has been tested and proven through use in the market. We intend to provide turnkey solutions combining the advantages of these technologies to facilitate safe, efficient and secure electronic transactions and data access.

Through our wholly-owned subsidiary, Lightec Communications, Inc. ("Lightec"), we also provide design, installation and technical support services for information technology systems.

For the year ended June 30, 2004, we earned revenue of approximately $7.1 million and incurred a net loss of approximately $3.4 million (including approximately $2.5 million in non-cash charges). In the prior fiscal year, we earned revenue of approximately $1.1 million and incurred a net loss of approximately $13.6 million (including approximately $11.2 million in non-cash charges). Substantially all of our historical revenue has been generated from Lightec.

By enabling the transition to electronic transactions from traditional paper-based transactions, we believe that our products and services will promote reduced costs, quicker response times, lower levels of mistakes and fraud and the facilitation of other benefits not feasible for paper-based transactions such as instant transaction query capability, data mining for numerous business and research purposes and more efficient data storage.

STRATEGY

     Our objective is to become a leading provider of technology solutions to assist in the migration of paper transactions to electronic transactions. With our recent management changes and expanded technology capabilities following the acquisition of SiVault Analytics, we have revised our business strategy to take advantage of our core competencies. Key elements of our strategy include:

     Focus on Retail and Healthcare Markets. While our technology solutions are appropriate for numerous markets, including retail, healthcare, banking and government, we believe the United States retail and healthcare markets represent the most immediate opportunities for our company due to their size, market inefficiencies and regulatory changes requiring increased data availability and higher levels of security. As such, our initial target markets will be retail and healthcare. For retail, we will offer our branded product ReceiptCity purchased in March 2004 from a subsidiary of Symbol Technologies. ReceiptCity is a software solution designed to store electronic copies of signed customer receipts to facilitate billing inquiries, lower the cost of dispute resolution and decrease the number of charge-backs that otherwise would occur due to merchants' inability to timely locate and present proof of transactions. For healthcare, we offer an electronic prescription service utilizing biometrically-authenticated signatures, thereby reducing prescription fraud and filling errors and facilitating compliance with new standards relating to medical record access.

     Transaction-Based Revenue Model. To minimize up-front costs to customers, we price our services on a per transaction basis, depending on volume and type of transaction. Subject to financing availability, we may also offer our customers leasing and financing options for necessary hardware and software, to further offset implementation costs.

     Expand Strategic Marketing Relationships. We have entered into a number of relationships designed to leverage our marketing capacity. These include relationships with Hewlett Packard, Intelli-Check, Viaquo, Opus Software, Symbol Technologies, Hypercom, MFXchange Holdings, Datawitness and Base Technologies. Some of these arrangements are licensing and marketing arrangements, and some involve offering other products and services bundled with our technology. We intend to continue to expand our marketing relationships, particularly in the retail and healthcare sectors.

     Acquire New Technologies and Integrate with Existing Technologies. Our ability to offer turnkey solutions depends on our ability to offer a number of technologies and applications in a comprehensive service package. We devote considerable resources to ensuring that our existing technologies are compatible and well integrated and we will continue to seek out and integrate new technologies as appropriate to support our existing and planned product and service offerings.

     Leverage Our Lightec Business. Lightec provides a significant source of our cash funding needs. During the year ended June 30, 2004, substantially all of our approximately $7.1 million in revenue was generated by Lightec. In addition, we believe that Lightec's system design and installation business and our other technology offerings can be synergistic in terms of mutually beneficial marketing opportunities.

     Protect Our Intellectual Property. Protection of our intellectual property is important to generating maximum revenue from our products and services and maximizing the value of our business in general. To that end, we seek, whenever practicable, to obtain patent and other intellectual property protection for our technologies and we seek to ensure that others from whom we license important technologies do the same. We currently have pending five United States provisional patent applications relating to technologies owned by us. We also own and are considering applying for additional trademarks and/or copyrights.

OUR  CORE  TECHNOLOGIES

     Our  core  technologies  are  comprised  of  the  following:

- Biometric Signature Authentication Technology - software designed to record and analyze biometric parameters relating to a person's handwritten signature. Parameters include image, speed, stroke sequence, pen tilt and acceleration. Recorded information is stored for each registered signer in a dynamic database that changes over time to reflect subtle changes in each registered signer's signature. Commercial applications of this technology include document approval, verification of the identity of users participating in electronic transactions and securing log-in access to computer systems or protected networks. Key components of this technology are licensed from two independent sources, WonderNet, Ltd. and Communications Intelligence Corporation.

- Access Control Technology - a distributed access management software solution that permits only authorized users to access (put in or take out) protected information being shared among groups of all sizes. The system uses access credentials (permissions) that apply to each individual file (or field on an XML form) and distributed to each organizational member, and which are automatically refreshed over the Internet. This access control technology enables members to securely encrypt files or XML fields for use by groups that are defined by access credentials issued to each member by security administrators. Only individuals with the correct access credentials may consume (decrypt) or create (encrypt) the data. Individual members are assigned multiple credentials with read and/or write permissions according to their role in the organization. Once encrypted by the creator-e.g., the central database sending a report to an insurance company-the data remains protected by strong encryption (typically AES encryption ) and routed and/or stored to and from a number of locations before the properly authorized person with the read credential opens it to access the data. We license this technology on an exclusive basis in the healthcare field from Viaquo Corporation.

- Service Oriented Architecture - Our technology solutions employ a number of electronic functionalities, including biometric authentication, database management, transaction processing, financial settlement, data communication, secure data access and storage, data mining and Internet-based service provision. We enable these functionalities and related system components to communicate with one another through a service oriented architecture designed for fast and easy integration of functionalities, as well as scalability to accommodate growth and adaptation to changing market needs. Our system components include Sun database servers, Solaris database operating system, EMC storage area network, Hewlett Packard blade application and web servers, Oracle database management software, InterNap primary production communication link (network provider) and Fiorano enterprise service bus. Our enterprise service bus is a key component of our system architecture as it provides the basic connectivity backbone. It is designed to interoperate with a variety of disparate application servers simultaneously, potentially smoothing over technical differences and also providing services for communication and integration.

- ID-Check Technology Complementing our biometric signature authentication technology, ID-Check technology is designed to determine the authenticity of identification cards. The technology incorporates software, databases and hardware that instantly read, analyze and verify encoded data in magnetic stripes and barcodes on government issued identification cards to determine if the content and format is valid (i.e. that the card is authentic). The magnetic/barcode information is compared to a number of databases to ensure that the ID card is not a fake and that that person actually exists and has a paper trail authenticating his/her existence. We anticipate offering the ID-Check technology as a means of authenticating individuals at the time they register their signatures in our system database. Thereafter, subsequent transactions would be authenticated by biometrically comparing the signature entered at transaction time with the signatures entered at registration time. We license the ID-Check technology from Intelli-Check, Inc.

     Our turnkey solutions may incorporate some or all of these technologies, as well as other proprietary technologies that we may either license or otherwise obtain for the benefit of our customers, depending on the needs of the particular application.

OUR  PRODUCTS  AND  SERVICES

     While our core technologies have numerous applications, and can be customized to suit the needs of particular customers, we intend to focus on the following product and service offerings:

ReceiptCity - is a branded software solution targeted to retail enterprises that stores electronic copies of signed receipts of customers to facilitate billing inquiries, lower the cost of dispute resolution and decrease the number of charge-backs that otherwise would occur due to merchants' inability to timely locate and present proof of transactions. This product can be combined with our proprietary data analysis technology to enable merchants to:

- Create targeted advertisements delivered directly to credit card terminals while the customer is waiting for credit card authorization.

-    Recognize  and  track  customers'  shopping  patterns

-    Track  efficiency  of  marketing  campaigns  and  promotions.

     To support ReceiptCity, merchants must have credit and debit card processing capability, point-of-sale terminals capable of biometric signature capture and Internet connectivity. We may enter into arrangements with third party providers of these facilities to offer them to our potential customers.

Expanded
Offerings  -     Other  products  and  services  we  are  offering to our target markets  include:

-     Biometric  signature  registration
-     Biometric  signature  authentication  per  transaction
-     Database  security  protection  (access  control)
- Digital pen and paper for forms input - We have entered into a marketing arrangement with Hewlett Packard under which we are authorized to sell its Digital Pen and Paper solution. The product consists of a digital pen that contains ink and a small camera that captures pen strokes and puts them into digital form. After docking the pen in its cradle, the data is automatically integrated into the enterprise data infrastructure. It is targeted to businesses with processes that rely heavily on filling out paper forms, including retail and healthcare businesses.

e-Prescriptions - We offer an electronic prescription service utilizing biometrically-authenticated signatures, thereby reducing prescription fraud and filling errors and facilitating compliance with new standards relating to medical record access. The service will provide a systematic way to capture signatures of medical doctors who prescribe medication, utilizing devices such as signature pads, pen computers and person digital assistants (PDAs). Once authenticated, a secure prescription with a unique number will be created and centrally stored. A hard copy of the prescription can be given to the patient, and/or the prescription can be routed in electronic form directly to the dispensing pharmacy. To the extent permitted by law, the system would store prescription-related data, and allow access by pharmacies, physicians and other groups involved in healthcare delivery, only to the extent authorized.

     In Canada, our eMedRX subsidiary was the first company of which we are aware to develop a pilot e-prescribing product using a client-server model that can biometrically authenticate physician signatures. We completed a trial using this system in August 2004. While we have entered into contracts with select stores in drug store chains, our e-prescription solution requires additional development to include more robust features including drug databases, decision support utilities, integration/installation into current products and certifications.

     Through our Lightec subsidiary, we offer design, installation and technical support for information technology systems. See "- Lightec Communications."

TECHNOLOGY  LICENSES

     Our technology platform is comprised of a number of technologies, several of which we license from others. Set forth below is a summary of the material technology license agreements to which we are a party. Our rights to these technologies are dependent on our continued fulfillment of our responsibilities under these agreements, including our satisfaction of royalty and license fee payment obligations.

WonderNet

     Effective August 15, 2003, we entered into an agreement with WonderNet, Ltd., an Israeli company, under which we license rights to WonderNet's Pen Flow biometric signature authentication software, software development kit and secure storage and data communication software. Under the agreement, which is perpetual in term, we were granted the right to develop applications and products based on the licensed technology and to use, market, sell, distribute, sublicense and commercially exploit the licensed technology in the following markets: North America, Mexico, Central America, Bermuda and the Caribbean islands. Other territories on a case by case basis. Under the agreement, we are entitled to purchase software products at a discount ranging from 50%-60% depending on dollar volume, and we are entitled to purchase hardware products at a 10% discount. We agreed to pay minimum software license fees totaling $120,000 per quarter, in consideration for which we were granted exclusive sublicense and distribution rights in the territory. All payments by us are to be made quarterly. The agreement is terminable upon breach by either party following notice and opportunity to cure and by WonderNet upon certain events of insolvency with respect to our company. Under the agreement, we granted a comparable license, but not the right to sublicense, to WonderNet with respect to improvements to the licensed technology created by us, on an exclusive, royalty-free basis outside of the territory. The agreement replaces a prior agreement entered into in April 2002, under which we issued WonderNet 125,000 shares of our common stock..

Viaquo

     Effective May 13, 2004, we entered into a strategic partnering and ASP license agreement with Viaquo Corporation. Under the agreement, Viaquo appointed us as its exclusive application service provider ("ASP") for the licensed software in the health care industry, typically pharmaceutical and medical services and related transactions. Under the agreement, we were granted the right to host Viaquo's ViaSeal software and related technology on authorized servers for access by authorized end users. The ViaSeal software is used to protect transactions-based data. Our rights under the agreement are exclusive within the healthcare industry, and are non-exclusive outside of that market. We also have the right to sublicense the licensed software, but not for the purpose of outsourcing to make the software available to parties beyond the sublicensed party. The agreement has a term of three years from the effective date, subject to automatic renewal for one term of two years unless notice of termination is given at least six months prior to the scheduled expiration. The agreement is terminable under a variety of circumstances including by either party upon material breach by the other following notice and opportunity to cure or an insolvency-related event of the other, and by Viaquo following payment default by our company. In consideration for our rights under the agreement, we paid Viaquo $250,000 upon signing and agreed to pay an additional $50,000 within six months thereafter. We also agreed to pay a royalty equal to 10% of gross revenue received by us from subscription fees and any other forms of business related to the hosted ASP service. We agreed to review the agreement annually on May 15 to determine compliance and level of royalties generated. If following review Viaquo determines that sufficient royalties are not being generated, Viaquo may solicit other customers in our market, but must offer us a one-month right of first refusal prior to entering into a tranaction with another party. If and for so long as we generate sufficient revenue, Viaquo's right to solicit other customers will be suspended. We have the right to brand our ASP service as we like, provided we must label the licensed software "secured by ViaSeal".

Communications  Intelligence  Corporation

     Effective May 13, 2004, we entered into an agreement with Communications Intelligence Corporation ("CIC") pursuant to which we were granted a worldwide, non-exclusive license to use and incorporate CIC's iSign software and to distribute the licensed software embedded in our software or as part of hosted ASP services or for independent installation by our customers pursuant to authorized end user license agreements. In consideration for the license, we agreed to pay CIC a fee equal to 33.33% of all CIC-based transaction fee proceeds. For each unit shipped by us in a reseller capacity, we agreed to pay CIC 75% of its then published list price. For CIC support as contemplated by the agreement, we agreed to pay an additional 10% of the license fees otherwise payable. The term of the agreement is three years, subject to automatic one-year renewals if not terminated at least one month prior to the scheduled renewal date. In addition to standard termination provisions, the agreement is terminable by CIC if we have not generated revenue to CIC within 180 days of the effective date or if, in CIC's reasonable judgment, we do not make continual reasonable commercial use of the licensed technology.

@POS.com

     Pursuant to an agreement dated March 2, 2004, we acquired assets of @POS.com, Inc., a subsidiary of Symbol Technologies, Inc., exclusively related to the business of capturing sales receipt transaction data for the purpose of providing access to such data on an ASP basis. Included in the acquired assets are the ReceiptCity.com software, hardware, a variety of hosted services related thereto and trademarks for the names "Crossvue" and "MyReceipts". The business was formerly conducted by the seller's wholly-owned subsidiary, Crossvue, Inc. We also acquired a non-exclusive worldwide, non-trasferable, non-sublicensable license under the seller's patent claims necessary to operate the acquired software and to make, use, sell and have sold the hosted software. Under the agreement, we granted @POS a non-exclusive, worldwide, perpetual, sublicensable license under copyright in all acquired software developed by @POS, provided that for two years from closing @POS agreed not to sublicense the licensed software as a substantially complete system for providing ASP functionality similar to the hosted services. In consideration for the acquired assts, we agreed to pay the following consideration to @POS: For the year ending December 31, 2005, 10% of net receipts accrued by us for that year, for the year ending December 31, 2006, 8% of net receipts accrued by us for that year, and for each year thereafter, 6% of net receipts accrued by us for that year, provided that the rate shall drop to 5% if and when patents under which the license is granted are no longer valid or enforceable. The agreement has no set term and no provision for termination following closing.

Intelli-Check

     On August 24, 2004 we entered into a software license agreement with Intelli-Check Inc., a Delaware corporation, pursuant to which we were granted a nonexclusive, nontransferable right to use the licensed software in connection with the sale, by us or distributors, of our signature verification technology. In consideration for the license, we agreed to pay Intelli-Check a fee of $475 for each system that uses the licensed software, as well as additional amounts pursuant to agreed upon pricing for hardware and other products and services offered by Intelli-Check as well as software updates. The agreement has no fixed term and is cancelable by us for any reason upon 60 days' notice and by Intelli-Check only upon breach by us that remains uncured following two months' notice.

Opus

     Effective September 15, 2004 we entered into a master agreement with Opus Software Solutions Pvt. Ltd, an India company, pursuant to which Opus will provide its customized and certified Electra suite of software products at our location to facilitate point-of-sale and credit card transaction authorization, processing, record keeping, management and other related electronic transaction functions. Under the agreement, we were granted a license to use the software at our location on a non-exclusive, non-transferable basis. The agreement shall remain valid until terminated. Opus may terminate the agreement after five years upon 90 days' prior notice. We may terminate the agreement upon 90 days' prior notice at any time. In consideration for the license, which for the first thirty months covers 3500 point-of-sale devices driven by Electra-POS and 250,000 cards issued by Electra-Card, we agreed to pay for the first thirty months $620,000 in monthly installments and annual interest at the rate of 10%. See Note 20 of Notes to the Consolidated Financial Statements included in this report for a more detailed description of the payment arrangement. We will also be obligated to pay annual maintenance fee for the base software license of $10,333 per month. Additional maintenance fees will be charged on additional customizations. All maintenance fees are payable on a revenue share model under which a percentage of our monthly profits will be applied to cover the maintenance fees.

MARKETING

     We employ a channel-based sales strategy, with some direct selling efforts to targeted large prospects. Our managed network infrastructure services are priced on a transaction basis, determined by the volume and type of transaction. Related value-added services incur additional fees. Alternatively, large enterprises can license our service package(s) and manage their own system internally.

     We have entered into agreements with a number of third parties to assist us in our marketing efforts. These arrangements are designed to leverage our presently limited sales force and to target defined geographic and business markets. We envision that certain of our technology license arrangements will also result in marketing opportunities with those companies. Set forth below is a summary of some of our existing marketing arrangements.

Hypercom

     Effective May 13, 2004, we entered into an agreement with Hypercom U.S.A., Inc. under which we were appointed a non-exclusive Hypercom reseller in the United States. Under the agreement, we are authorized to purchase Hypercom point of sale terminal products and peripherals and to resell them to end user customers. We agreed to use our best efforts to promote and market the products throughout the United States and to maintain an active and suitably trained sales force. The term of the agreement is three years from the effective date, subject to earlier termination upon three months' notice by either party for any reason. The agreement may also be terminated under a variety of circumstances for cause and without notice.
Rycom  CCI

     Effective September 22, 2004, we entered into a strategic alliance and exclusive management agreement with Rycom CCI Inc., a company located in Ontario, Canada ("Rycom"). Under the agreement, Rycom was authorized as our exclusive Canadian Strategic Manager to develop and operate a fully managed signature verification authentication system and other solutions using our proprietary technology for the Canadian market. In consideration for the agreement, we and Rycom agreed to share all software license and software maintenance revenue generated under the agreement on a 50-50 basis. Rycom's rights under the agreement are exclusive in Canada. The agreement has an initial term of three years, subject to automatic two-year renewal at the end of each term. The agreement can be terminated upon 90 days' prior notice upon either party's breach.

COMPETITION

     In the retail market, we are aware of companies that offer technologies that store pictures of electronic signatures entered through point of sale terminals. Some of these companies enable the signature to be printed on the transaction receipt.

     In the prescription management market, we are aware of a number of companies that provide electronic prescription services, including A4 Health Systems, Allscripts, SureScripts, Alteer, ChartLogic, eInformatics, E-Physician, Health Probe, I-Scribe, Medical Manager/WebMD, OnCall Data, Pocket Scripts, and RxMadeSimple.

     There are several companies that offer electronic biometric signature authentication technology there are numerous electronic authentication and verification technologies such as pin, password, and other biometrics technologies.

     A number of companies offer digital pen technology. For example, PenPower Group, and Palm Inc. have developed or are developing complete pen-based hardware and software systems. Others, such as Microsoft Corporation, Silanis Technology, Inc., and Advanced Recognition Technology, Inc., have focused on different elements of those systems, such as character recognition technology, pen-based operating systems and environments, and pen-based applications.

LIGHTEC  COMMUNICATIONS

     Lightec was established in 1994. It provides telecommunications design, installation and information technology services. Lightec's customer base, which is primarily located in Northeastern United States, includes governmental units, particularly school districts. We believe that Lightec's experience in bidding for government contracts and its relationships with governmental units may provide marketing opportunities for our other products and services.

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

     Lightec competes on the basis of quality versus price. Lightec's services are largely delivered through long-term subcontractors and temporary staff. In the information technology sector, Lightec competes with large-scale project firms such as Verizon and SNET rather than maintenance shops or equipment resellers. In the general installation business Lightec competes with 20 to 30 small regional/local premise-wiring providers. In the fiber optic splicing market, Lightec competes with national and regional firms. Lightec views its real competition as the turnkey solution providers who can retain the value-added service contracts ensuring the longevity of the solution provided.

     Lightec relies on one customer for the majority of its revenues. Lightec is under contract to provide supplies and services to this customer for the next two years. If Lightec were to be unable to supply requisite products or provide the needed services to the customer, or if the customer became unable to finance the continued acquisition of these supplies and services, the impact on Lightec's earnings would be significant.

     For the year ended June 30, 2004, Lightec relied on one principal supplier that accounted for 69% of its purchases, primarily telecommunications equipment for that year. While we believe that there are numerous suppliers of such equipment, we believe that our arrangement with the existing supplier, including credit terms, is favorable. If we were forced to switch suppliers, we may not be able to obtain comparable terms.

HISTORY

     We were incorporated in the State of Nevada on March 12, 1999 as Great Bear Resources, Inc. On May 25, 1999, we changed our name to Great Bear Investments Inc. On August 11, 2000, we changed our name to Security Biometrics, Inc. On
July  23,  2004,  we  changed  our  name  to  SiVault  Systems,  Inc.

     On August 25, 2000, we acquired all of the outstanding capital stock of Biometrics Security, Inc., a Nevada company, in a share exchange with its shareholders. In connection with the acquisition, we issued 1,875,000 shares of our common stock to Gesture Recognition Technologies International Limited in exchange for the preferred shares of Biometrics Security, Inc. it owned, and we issued approximately 25,000 shares of our common stock in exchange for the outstanding shares of common stock of Biometrics Security, Inc. On August 22, 2000, Biometrics Security, Inc. entered into an option agreement with DSI Datotech to acquire an exclusive license to that company's gesture recognition technology for banking and financial transactions. The exercise price of the option was $8,000,000, of which we paid $320,000. On December 2, 2002, the name of Biometrics Security, Inc. was changed to eMedRX, Inc.

     On June 29, 2001, we acquired all of the outstanding membership interests of Netface LLC, a Connecticut limited liability company, in exchange for an aggregate of 1,000,000 shares of our common stock. NetFace held an option to acquire an exclusive royalty-free license to exploit DSI Datotech's gesture recognition technology for video games and Internet/television. The exercise price of the option was $5,000,000, of which we have paid $200,000, plus a 20% equity interest in NetFace LLC. Netface LLC is presently inactive.

     We have elected not to exercise our options to acquire licenses to DSI Datotech's gesture recognition technology and the options have expired. Consequently, the Company expensed $320,000 in 2001 and the balance of the investment of $200,000 in 2002.

     On June 14, 2002, we acquired Lightec Communications, Inc. through a merger with a wholly-owned subsidiary formed by us. The merger consideration consisted of 950,000 shares of our common stock and $4,000,000 in cash. 900,000 shares were issued to Maryanne Richard and 50,000 shares were issued to Dr. Nabil El-Hag. We financed the cash portion of the merger consideration through the issuance and sale of 9% promissory notes in the aggregate principal amount of $2,000,000 and the sale of common stock and warrants at $2.40 per share for gross proceeds of $850,000. The notes were issued in equal principal amounts to Synergex Group Partnership, whose managing partner is Gerard Munera, a director of our company, and Maryanne Richard, the owner of Lightec. We also entered into an employment agreement with the manager of Lightec, Michael Richard, under which we agreed to pay Mr. Richard an annual salary of $150,000 and performance related bonuses for 2002, 2003 and 2004. The employment agreement was subsequently terminated pursuant to the settlement described below. In connection with the acquisition, we issued 200,000 shares of common stock and accrued $200,000 as a finder's fees under a finder's fee agreement with Chris Farnworth. In August 2004, the $200,000 liability to Chris Farnworth was converted to 144,718 shares of common stock.

     On June 4, 2004, we entered into a Settlement Agreement with MaryAnne Richard and Michael Richard, pursuant to which we and Lightec, on the one hand, and MaryAnne Richard and Michael Richard, on the other hand, agreed to settle all obligations and disputes between them. As part of the agreement, we arranged for the payment to the Richards of $1,189,983 in cash (including an $850,000 payment for the shares referred to below) and we issued to MaryAnne Richard a warrant to purchase 400,000 shares of our common stock at $2.50 per share, and the Richards (i) transferred 850,000 shares of our common stock to third parties designated by our company for $850,000 in cash and (ii) surrendered a promissory note issued by us in the principal sum of $1,000,000. On July 2, 2004, the parties finalized the settlement and executed a mutual waiver and release of all claims of any kind whatsoever that each may have had against the other, and on that date the remaining balance of the settlement payment $339,983 was paid to the Richards.

     On June 28, 2002 we acquired all of the outstanding stock of Datadesk Technologies, Inc., a Washington corporation ("Datadesk"), pursuant to a merger with a newly formed subsidiary of our company. In the merger, we issued approximately 550,000 shares of our common stock to the shareholders of Datadesk, and borrowed $1,680,000, pursuant to a one-year convertible debenture, $1,375,000 of the proceeds of which was used to pay Datadesk bank loans, certain liabilities and closing costs. In connection with and as a condition to the acquisition, we entered into a three-year employment agreement with Robert Solomon, pursuant to which we agreed to employ Mr. Solomon as chief technology officer at an annual base salary of $150,000 plus annual bonuses based on Datadesk sales.

     Datadesk was in the business of designing, manufacturing, and selling desktop solutions, educational computing systems, and handheld and wireless devices. On August 20, 2003, we transferred ownership of Datadesk to Pan Pacifc Ltd. in consideration for assumption of the net liabilities of Datadesk. In connection with the transfer, Mr. Solomon's employment with our company was terminated. We recorded net income (loss) from discontinued operations of $266,021 and $3,918,281 (including a writedown of goodwill of $3,405,645 ) for the years ending June 30, 2004 and 2003 to reflect the disposition of Datadesk.

     On January 21, 2003, we established a new wholly-owned subsidiary, eMedRx, Inc., a British Columbia corporation ("eMedRx Canada"). EMedRx Canada entered into an exclusive worldwide license agreement with our Company to develop and market our electronic prescription system. eMedRx Canada has issued certain common stock to outside interests for approximately $50,000 thereby reducing our ownership of eMedRx Canada to below 100%. We currently have two United States-based subsidiaries under the name eMedRx, Inc. To streamline our corporate structure, we intend to consolidate the business of each of these entities within SiVault Systems, Inc. during the current fiscal year.

     On February 18, 2004, we entered into a stock purchase agreement to purchase all of the outstanding shares of Datagility, Inc. ("Datagility"). The transaction was consummated in May 2004. Datagility has developed a software application, CyberTrooper, that is designed to fulfill the scanning requirements of the United States Patriot Act and Office of Foreign Assets Control. The purchase price for the Datagility shares was (i) $200,000 in cash, $100,000 of which was paid at closing and the balance of which is payable on December 31, 2004, and (ii) 116,278 shares of our common stock, which was issued at closing. Of the $100,000 payment scheduled to become due on December 31, 2004, $50,000 is payable to Mr. Herve Bertacchi, President of Lightec. Under the agreement, we agreed to pay additional cash consideration of up to $200,000 if revenues earned by us from CyberTrooper exceed certain targets by December 31, 2004 and June 30, 2005.

     On July 9, 2004, we issued an aggregate of 4,000,0000 shares of our common stock, valued at $2.50 per share, to the shareholders of SiVault Analytics, Inc., a Delaware corporation, in exchange for all of the outstanding stock of SiVault Analytics, Inc. Thereafter, on July 23, 2004, we merged that company into ours and simultaneously changed our name to SiVault Systems, Inc.

HUMAN  RESOURCES

     As of September 30, 2004, we had 15 employees, 12 of whom were full-time employees.


EXECUTIVE  OFFICERS

     Our  executive  officers  are  as  follows:

NAME                   AGE                        POSITION
---------------------  ---  ----------------------------------------------------

Emilian Elefteratos     44  Chief Executive Officer, President and Director
Wayne Taylor            52  Interim Chief Financial Officer and Director
Christopher Farnworth   54  Vice President - Corporate Development and Secretary
Igor J. Schmidt         38  Chief Strategy Officer and Director
Steven Pollini          49  Vice President-Engineering and Operations
Alexander Gelf          37  Vice President-Analytics
Herve Bertacchi         35  President of Lightec Communications, Inc.
Dr. David Dalton        55  Chairman of eMedRx, Inc. and Director
Jeff Maynard            52  President and CEO of eMedRx, Inc.

     Emilian Elefteratos joined our company as Chief Executive Officer and President following the acquisition of SiVault Analytics, Inc. in July 2004. He was elected a director in August 2004. Mr. Elefteratos has 20 years of global business experience in a variety of management functions including finance, sales operations, business development, professional services and network operations. From 1982 to 1986 he served as a senior manager of British Telecommunications PLC, with responsibility for mergers and acquisitions. He served as a senior manager of Cisco Systems from 1996 to 2002, with responsibility for sales finance and worldwide joint ventures. During 2002 until he joined SiVault Analytics, Inc. in 2003, he served as a director of sales finance for Brocade Communications. Mr. Elefteratos joined SiVault Analytics, Inc. in 2003, and served as its chief operating officer.

     Wayne Taylor is a founder of our company. He served as Chief Financial Officer from June 1999 to March 2002 and from March 2003 to August 2003, and has served as interim Chief Financial Officer since June 2004 to present. Mr. Taylor joined our Board of Directors in September of 2003. He is President of FGH Insurance Agencies Ltd. and has developed both creditor insurance and specialty products for some of the largest international banks. Mr. Taylor was employed by HSBC Canada from 1977 to 1986 and served in a senior management capacity for that institution. As the international database representative for OKRA Marketing Corporation, Mr. Taylor was responsible for selling software systems to major financial institutions.

     Chris Farnworth has served as Vice President-Corporate Development of our company since April 2003 and as a consultant to us from September 2003 until joining our company as an officer. From 1993 to 2002, he served as vice president of Nostrad Telecommunications, Inc. Mr. Farnworth has extensive worldwide Board and operational experience with large and small multi national companies in high technology focusing upon business development, strategic planning and development of broadband telecommunications networks. He was managing director of Coastal International Agencies and BIX Engineering, both subsidiaries of a major multinational company based in Singapore with offices in Hong Kong, Indonesia, and Malaysia.

     Igor J. Schmidt joined our company as Chief Strategy Officer following our acquisition of SiVault Analytics, Inc. in July 2004 and was elected a director in August 2004. Prior thereto and since 1993, Mr. Schmidt had been employed by SiVualt Analytics, Inc. as chief strategy officer. From 2000 to 2003, Mr. Schmidt served as vice president-business development for Performance Central. In 1997, he co-founded OneNetwork, where he served as chief technology officer until 2000. Prior to that, in 1994 he co-founded iVenture Group and served as chief technology officer until 1997. From 1990 to 1994 he served as a senior business development manager of Vacation Channel Corp.

     Dr. David Dalton has served as Chairman of eMedRX, Inc. and as a director of our company since Febraury 2004. During the past five years, Dr. Dalton has served as the chief executive of Pharmacy Services, Health Resources Inc., and Univec IncDr. Dalton has spent his professional career in the pharmaceutical industry and brings over 30 years of experience to the group. He served in several capacities with Rite Aid Corporation from 1971 to 1989, including Corporate Vice President. Dr Dalton has served as a board member on such organizations as Blue Shield of Pennsylvania, United Way, National Health Association, and National Association of Chain Drug Stores and is one of the original members and Director of the National Council of Prescription Drug Programs.

     Steve Pollini joined our company as Vice President-Engineering and Operations following our acquisition of SiVault Analytics, Inc. in July 2004. Prior thereto and since 2003, Mr. Pollini had been employed by SiVualt Analytics, Inc. as vice president engineering and network operations. Mr. Pollini has more than 25 years of technical and management experience in both startup and large corporate environments. In 2002 he co-founded Vivin Systems, where he served as vice president-engineering until joining SiVault Analytics, Inc. He served as vice-president-engineering and network operations for Qiva, Inc. from 2000 to 2001. For about nine years prior thereto, Mr. Pollini held senior technical leadership and managerial positions in UPS' R&D and Information Systems groups as well as within General DataComm's high-speed networking multiplexer division.

     Alexander Gelf joined our company as Vice President-Analytics following our acquisition of SiVault Analytics, Inc. in July 2004. Prior thereto and since 2003, Mr. Gelf had been employed by SiVualt Analytics, Inc. as a vice president. Mr. Gelf has over 15 years of experience in systems design and analysis, software architecting, project management and product development. Mr. Gelf was employed by Sun Microsystems, Inc. from 1997 until 2003, including as senior architect and project leader since 1999. From 1995 to 1997 he served as a member of the technical staff of SunSoft, Inc. He spent 10 years working for Sun Microsystems in various positions, from software engineer to senior software architect. Mr. Gelf holds several patents related to data processing. Mr. Gelf was a founder and the chief executive officer of DLI, a Silicon Valley consulting company, that provided software consulting services to a number of companies including Cisco Systems, 3Com and Longs Drugs.

     Herve Bertacchi has served as President of Lightec since August 2003 to August 2003. From March 2003 to August 2003 Mr. Bertacchi served as president of Datagility, Inc. Mr. Bertacchi is a senior information security specialist with more than 10 years of experience in security risk assessment, vulnerability assessment and security architecture design. As security consultant for Cap Gemini E&Y US from 1994 to March 2003, Mr. Nertacchi was responsible for the creation of CGE&Y's security practice in the United States.

     Jeffrey Maynard has served as President of eMedRx since September 2003. Mr. Maynard's experience spans over 25 years in pharmaceuticals and health care in the United States and Canada. He has a broad base of experience in senior management and officer positions in health care companies like Horizon Health Care, major pharmaceutical companies such as Aventis and Astra Zeneca, and as equity partner in a software development and actuarial consulting firm. In his previous role, Mr. Maynard was the President of JCLADS and Associates, a health care consulting firm involved in launching companies, developing their strategic business plans and implementing all phases of business operations.


ITEM  2.  DESCRIPTION  OF  PROPERTY

     We occupy approximately 3,500 square feet of space at 500 Fifth Avenue, Suite 1650, New York, New York, under a lease expiring March 2007, at a base rent of $9,486 per month. A little more than half of the space is sub-leased to an unrelated party pursuant to an arrangement under which the party pays 57% of our rent and costs. In San Jose, California, we sublease office and data facility space at 2665 North 1st Street, under a sublease expiring May 31, 2008. The first six months of the term are at a reduced square footage of 15,000. Beginning in month seven the square footage increases to approximately 35,000. The facility will be designed to provide our customers with data management, data center support, engineering services, settlement management, a maintenance platform, call center support, data storage retrieval, and integration services. The base rent is approximately $ 15,750 for the first six months, increasing to $36,636.60 on March 24, 2005. Lightec rents the space required to support its functions on a month-to-month basis. We believe that our existing facilities are suitable and provide adequate capacity for our presently foreseeable needs.

ITEM  3.  LEGAL  PROCEEDINGS

     Neither we, nor any of our subsidiaries, are a party to any material legal proceeding, nor, to our knowledge, is any material litigation threatened against us or our subsidiaries.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     At the Company's annual meeting of stockholders held on April 30, 2004, the following proposals were submitted to a vote of stockholders and, with the exception of Proposal 3, approved:

    Proposal 1. Election of Directors (Michel Berty, David Angus, Allan Gibbins, Gerard Munera, Wayne Taylor, Elaine Bloom, Ken Taylor and David Dalton)

     A total of 3,916,667 votes were cast in favor of this proposal. There were no votes withheld or cast against the proposal and there were no abstentions or broker non-votes.

   Proposal 2. To amend the Articles of Incorporation to effect a one-for-twenty reverse stock split of the issued and outstanding shares of common stock and correspondingly to decrease the share capital from 300,000,000 shares to 15,000,000 shares, and then to increase the share capital from 15,000,000 shares to 50,000,000 shares.

     A total of 3,916,667 votes were cast in favor of this proposal. There were no votes withheld or cast against the proposal and there were no abstentions or broker non-votes.

     Proposal 3. To amend the Articles of Incorporation to authorize the issuance of up to 30,000,000 shares of preferred stock par value $0.001 per share (or 1,500,000 shares, if Proposal No. 2 is approved).

          A  total  of  1,604,917  votes  were  cast  in favor of this proposal.

2,311,750 votes were withheld or cast against the proposal and there were no abstentions or broker non-votes.

     Proposal  4.  To  approve  our  2004  Long-Term  Performance  Plan.

     A total of 3,031,167 votes were cast in favor of this proposal. There were no votes withheld or cast against the proposal and there were 885,550 abstentions or broker non-votes.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

MARKET  INFORMATION.

     Our common stock is traded in the over-the-counter market and has been quoted on the OTC Bulletin Board since June 12, 2001. The trading symbol for our common stock is currently SVTL.OB. From September 1, 2000 to June 11, 2001, our common stock was quoted in the Pink Sheets. The following table presents the range of the high and low bid quotations for our common stock as reported for each quarter beginning July 1, 2002. Such quotations reflect inter-dealer prices without adjustments for retail mark-up, markdown or commissions, and do not necessarily represent actual transactions.


Period                               High    Low
-----------------------------------  -----  -----
April 1, 2004 - June 30, 2004        $2.70  $0.80
January 1, 2004 - March 30, 2004     $3.00  $1.90
October 1, 2003 - December 31, 2003  $3.00  $2.10
July 1, 2003 - September 30, 2003    $3.40  $1.50
April 1, 2003 - June 30, 2003        $3.60  $2.00
January 1, 2003 - March 30, 2003     $2.80  $1.40
October 1, 2002 - December 31, 2002  $3.60  $2.80
July 1, 2002 - September 30, 2002    $2.00  $1.60

HOLDERS

     As of September 22, 2004, our common stock was owned by approximately 300 holders of record.

DIVIDENDS

     We have never declared or paid any cash dividends. It is our present policy to retain earnings to finance the growth and development of the business and, therefore, we do not anticipate paying dividends on common stock in the foreseeable future.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     The following sets forth certain information regarding sales of our securities during the year ended June 30, 2004, which sales were not registered under the Securities Act of 1933. Unless otherwise indicated, no underwriters were involved in these transactions.

1. On September 19, 2003 we sold to private investors 600,998 shares of our common stock for a total purchase price of $1,201,996. For no additional consideration, the investors also received two-year warrants to purchase a like number of shares of common stock at an exercise price of $3.00 per share.

2. On November 20, 2003 we sold to private investors 137,875 shares of our common stock for a total purchase price of $275,750 . For no additional consideration, the investors also received two-year warrants to purchase a like number of shares of common stock at an exercise price of $3.00 per share.

3. On December 30, 2003 we sold to private investors 184,525 shares of our common stock for a total purchase price of $369,050 For no additional consideration, the investors also received two-year warrants to purchase a like number of shares of common stock at an exercise price of $3.60 per share.

4. On September 21 2003 we issued 7,500 shares of our common stock and on May 10, 2004 we issued 12,500 shares of common stock to Jim Williams pursuant to a consulting agreement.

5. On December 23, 2003 we issued 7,500 shares of our common stock to John Leggate pursuant to a consulting agreement.

6. On May 15, 2004, we issued 58,139 shares of our common stock to each of the two shareholders of Datagility, Herve Bertacchi and John Bell, in consideration for the acquisition of Datagility.

7. On May 10 2004, we issued 50,000 of our common stock to David Dalton pursuant to his engagement as Chairman of eMedRx Inc. (USA) and 15,000 shares of common stock to Jeff Maynard pursuant to his employment agreement as President and CEO of that company.

8. On May 7, 2004, we issued to Maryanne Richard warrants to purchase 400,000 shares of common stock at an exercise price of $2.50 per share. The warrants are scheduled to expire on May 7, 2006. The warrants were issued in connection with a settlement of outstanding claims.

9. On May 25, 2004, we issued to the Synergex Group LLC warrants to purchase 400,000 shares of common stock at an exercise price of $2.50 per share. The warrants are scheduled to expire on May 25 , 2006. The warrants were issued in consideration for extending the initial repayment date by three months of an outstanding note which had an original principal balance of $1,000,000 held by the Synergex Group LLC.

10. On September 30, 2003, we issued to Edinburgh LLC warrants to purchase 672,000 shares of common stock at an exercise price of $3.00 per share. The warrants are scheduled to expire on September 30, 2008. The warrants were issued in consideration for extending to December 31, 2004 the maturity date of an outstanding debenture which had an original principal balance of $1,680,000 held by Edinburgh LLC.

11. On June 24, 2004 we issued 485,484 shares of our common stock to Synergex Group LLC in consideration of the settlement of a note that had a remaining balance of $970,968.

12. On August 1, 2003, we issued 25,000 shares of common stock to Thien Pham, valued at $3.00 per share, for an electronic prescription program developed by Mr. Pham for eMedRx Canada.


     Each of the foregoing sales was made in reliance on the exemption afforded by Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities, the securities were offered to a limited number of individuals and the transfer thereof was appropriately restricted by us, all purchasers were believed to be accredited or sophisticated investors capable of evaluating the merits and risks of the investment and each purchaser represented that the securities were acquired for investment and not with a view to re-sale in contravention of the registration provisions of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     When used in this report, the words "anticipated", "estimate", "expect", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that we will fail to generate planned revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

     The following discussion and analysis of financial conditions and results of operation should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report. It is intended to assist the reader in understanding and evaluating our financial position.

Please see Note 21 to Notes to Consolidated Financial Statements regarding a prior period adjustment to correct an error that resulted in overaccrual of $329,556 for federal income taxes in the year ended June 30, 2002.

CRITICAL  ACCOUNTING  POLICIES

     Management discussion addresses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of theses statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. On an on- going basis, management evaluates its estimates and judgment, including those related to revenue recognition, goodwill, bad debts, income taxes, and contingent liabilities. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments as to the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

     The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

     The following discussion of critical accounting policies represents our attempt to report on those accounting policies which we believe are critical to our consolidated financial statements and other financial disclosure. It is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in Note 2 of the Notes to the Consolidated Financial Statements included in this report.

     We have identified the following as critical accounting policies affecting our company: Revenue Recognition; Income Taxes; and Goodwill and Other Long-Lived Assets


Revenue  Recognition

     Our revenue recognition policies are significant because our revenue is a key component of our results of operations. Revenue recognition in connection with our Lightec business, which accounted for substantially all of our approximately $7.1 million in revenue for the most recent fiscal year, is particularly subjective as it has historically been generated from fixed-price or modified fixed-price contracts. Recognition of revenue from these contracts requires the estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized using the percentage-of-completion method as costs (primarily labor and materials) are incurred, with revisions to estimates reflected in the period in which changes become known. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future revenue and margins from this business may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting changes in revenues and reductions in margins or contract losses could be material to our results of operations.


Income  Taxes

     We have a history of losses. These losses generated sizeable federal net operating loss ("NOL") carryforwards as of June 30, 2004 of approximately $3.3 million.

     Generally accepted accounting principles require that we record a valuation allowance against the deferred income tax asset associated with these NOL carryforwards and other deferred tax assets if it is "more likely than not" that we will not be able to utilize them to offset future income taxes. Due to our history of unprofitable operations, we only recognize net deferred tax assets in those subsidiaries in which we believe that it is "more likely than not" that we will be able to utilize them to offset future income taxes in the future. We currently provide for income taxes only to the extent that we expect to pay cash taxes on current income. At June 30, 2004 and 2003, net deferred tax assets were approximately $1.2 million.

     It is possible, however, that we could be profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the NOL carryforwards and other deferred tax assets. The net operating loss carry forwards may be limited in accordance with
Section 382 of the Internal Revenue Code of 1986,as amended, based on certain changes in ownership that have occurred, or could occur in the future. Upon being profitable, we would immediately record the estimated net realizable value of the deferred tax assets at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax assets could cause our provision for income taxes to vary significantly from period to period.

Goodwill  And  Other  Long-Lived  Assets

      We review the carrying value of our long-lived assets held for use whenever circumstances indicate there may be an impairment. For all assets excluding goodwill, the carrying value of a long-lived asset is considered impaired if the sum of the undiscounted cash flows is less than the carrying value of the asset. If this occurs, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. The fair value is determined by applying a market-rate multiple to the estimated near-term future revenue stream expected to be produced by the segment. We have adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under this accounting standard, we do not amortize our goodwill and are required to complete an annual impairment test. For the purpose of implementing SFAS No. 142, we have designated the fourth quarter as the period of the annual test. For the year ended June 30, 2003, we came to the conclusion that there had been an impairment of goodwill relating to the acquisition of Lightec and the acquisition of Datadesk, and accordingly we recognized an expense for the impairment of goodwill of approximately $7.5 million for Lightec and $3.4 million for Datadesk. The goodwill impairment for Datadesk was included in the loss from discontinued operations of $3.9 million. No impairment was found in the annual assessment for the year ended June 30, 2004. As of June 30, 2004, we had no goodwill or other identifiable intangible assets.

RESULTS  OF  OPERATIONS

Year  Ended  June  30,  2004  vs.  Year  Ended  June  30,  2003

     Our revenues for the year ended June 30, 2004 were $7,131,437, an increase of $5,984,297 or approximately 520% over the prior year. Our revenues were substantially all generated from the Lightec subsidiary, in regards to the Bridgeport School District ("Bridgeport") contract.

     The cost of revenues incurred for the year ended June 30, 2004 were $3,649,302, an increase of $2,983,164 over the prior year. This was due to the costs associated with the increase in revenues from the Bridgeport contract.

     The gross margins, as a percentage of sales, were 49% and 42% for the years ended June 30, 2004, and 2003, respectively. The increase in gross margins can be attributed to the increased efficiencies in delivering product and services to Bridgeport.

     Our selling, general and administrative expenses for the year ended June 30, 2004 were $3,737,955, an increase of $1,768,329 or approximately a 90% increase over the prior year. Licensing fees increased by approximately $480,000 due to the minimum payments required by the licensing agreement with WonderNet. Payroll and other related costs increased by approximately $400,000 in fiscal 2004 due to an increase in officers and employees receiving salaries in that year. Professional fees increased by approximately $260,000 primarily due to increased legal fees regarding corporate matters and SEC required filings. Consulting fees increased due to hiring more consultants for product and corporate development. Travel costs increased primarily due to the corporate office moving from Vancouver to New York in early 2004, and the promotion of our biometric security products.

     Other expenses for the year ended June 30, 2004 were $3,292,220, a decrease of $4,878,490, or approximately 60% from the prior comparable year. In 2003, we wrote- off the goodwill attributable to Lightec's acquisition in the amount of $7,527,654, and we wrote-off our investment in WonderNet of $187,500. Interest expense increased in 2004 by $404,706 due to the increase in average debt outstanding and a $150,000 penalty (recorded as interest expense) paid to Edinburgh Investments LLC as part of the August 29, 2003 settlement agreement. In 2004, we incurred charges relating to the issuance of stock warrants of $2,496,000.

     For the year ended June 30, 2004, we had income from discontinued operations of $176,193 which was comprised of : $266,020 in income from Datadesk and a loss of $89,827 from Security Biometrics, Limited, both of which companies were former wholly-owned subsidiaries of our company. On August 20, 2003, we entered into a Stock and Transfer Agreement with Pan Pacifica Ltd. ("Pan Pacific") to transfer all of the outstanding shares of Datadesk in exchange for Pan Pacifica assuming the net liabilities of Datadesk, which resulted in a gain on settlement. We had adopted a formal plan to dispose of Datadesk during the year ended June 30, 2003, in which we had a discontinued loss from Datadesk of $3,918,281 (including a goodwill write-down of $3,405,645).

     Our net loss for the year ended June 30, 2004 was $3,406,660 as compared to a loss of $13,577,615 for the prior fiscal year, or a decrease of $10,170,955 or approximately 75%. The decrease was primarily attributable to: (i) a reduction in losses from operations of approximately $1,232,000, (ii) a write-down of goodwill and investment of approximately $7,715,000 in the prior fiscal year, and (iii) a decrease in losses from discontinued operations of $4,094,000, offset by an increase for the year ended June 30, 2004 in interest expense of $404,000 and charges relating to the issuance of warrants of $2,496,000.

LIQUIDITY  AND  CAPITAL  RESOURCES

     For the fiscal year ended June 30, 2004, our operating activities did not generate positive cash flow. We financed our operations primarily through the placement of our common stock and cash flows from Lightec. We had a working capital deficit of approximately $4.3 million at June 30, 2004 as compared with $6.5 million at June 30, 2003. Cash increased by approximately $100,000 during the year ended June 30, 2004.

     Net cash used in operating activities was $150,000 during the year ended June 30, 2004, as compared to $899,000 for the year ended June 30, 2003. Net cash used in operations for fiscal 2004 resulted primarily from our net loss of $3.6 million and an increase in the accounts receivable of $754,000 offset in part by the increase in accounts payable and certain non-cash expenses. Investing activities utilized $496,000 of cash during the year ended June 30, 2004, as compared to $218,000 for the year ended June 30, 2003. This was due to the purchase of property and equipment, and the advances made to discontinued subsidiaries.

     Financing activities provided $757,000 of cash during the year ended June 30, 2004 as compared to $637,000 for fiscal 2003. Net cash provided resulted primarily from the issuance of common stock and warrants offset by repayments on the convertible debenture and notes.

     We settled in excess of approximately $2,150,000 in debt in June and the beginning of July 2004. Pursuant to an agreement entered into in June 2004, we settled all outstanding claims by and obligations to Mary Anne and Michael Richard. Under the settlement, we arranged for third parties unrelated to us to purchase 850,000 shares of common stock owned by Mary Ann Richard for a total price of $850,000 in cash and an additional cash payment to Mary Ann Richard of $339,983, and Ms. Richard surrendered to us a note with a remaining principal and interest balance of $1,189,983. The shares were purchased in June 2004 and the $339,983 balance of the settlement was paid on July 2, 2004, whereupon the parties exchanged mutual releases. Pursuant to an agreement entered into on June 24, 2004, Synergex Group LLC surrendered to us a note issued by us with a remaining balance due of $970,968 in consideration for the issuance by us to Synergex Group LLC of 485,484 of our shares of common stock valued at $2.00 per share.

     During the first quarter of fiscal 2005, we raised approximately $2,000,000 in equity capital and have settled amounts owing to management and others amounting to approximately $700,000 for equity. In addition, we have begun to pay down accounts payable to our supplier for Lightec, which amounted to approximately $1,250,000 at June 30, 2004.

     We will require additional equity and/or debt financing for fiscal 2005 to fund our operations and satisfy our debt service obligations. We anticipate significant cash flows from our Lightec subsidiary for fiscal 2005. While we have been exploring financing options and have received preliminary indications of interest, we have not entered into definitive arrangements. Our auditors have expressed in their audit report a qualification as to our ability to continue as a going concern. See Note 3 of Notes to Consolidated Financial Statements regarding our plans to address this concern.

QUANTITATIVE AND QUALITATIVE DISCLOSURES AND FACTORS THAT MAY AFFECT FUTURE RESULTS

Interest Rate Risk. The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities. The Company did not enter into any short-term security investments during the twelve months ended June 30, 2004.

FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS

     We may from time to time make written or oral statements that contain forward-looking information. However, our actual results may differ materially from our expectations, statements or projections. The following risks and uncertainties could cause actual results to differ from our expectations, statements or projections.

Risks  related  to  our  business

We have a limited history of operations, which makes it difficult to anticipate our future performance.

We have a limited operating history and limited historical financial information upon which to base your evaluation of our performance, particularly in light of our recent change in business strategy. Our Lightec business, which is largely independent of our new technology solution offerings, has historically generated substantially all of our revenue. We have not generated any meaningful revenue from our new business strategy and our historical performance is not indicative of future performance.

Our  business  model  is  unproven  and  may  not  succeed.

We recently changed and continue to refine our business model and strategy. Although we have some customers for the turnkey solutions that form the core of our new business strategy, we have not yet validated our business model or strategy in the market. The success of our business model and strategy is dependent on a number of factors including:

- our ability develop and deliver our technology solutions within budgeted costs;
- our ability to enter into and implement successful channel partner arrangements
-    acceptance  in  the  market  of  our  technology  solutions
-    our  ability  to  price  our  technology  solutions  at  competitive  rates

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies starting a new business, particularly companies in rapidly evolving markets such as the markets for our technology solutions.

We have incurred and expect to continue to incur significant losses and may never achieve profitability.

We incurred a net loss of $3,406,660 during the fiscal year ended June 30, 2004 and $13,577,615 during the prior fiscal year. At June 30, 2004, we had an accumulated deficit of $18,212,058. Our auditors have issued a qualification in their report on our financial statements for the year ended June 30, 2004, reflecting their concern about our ability to continue as a going concern for the current fiscal year. We expect to make significant expenditures in connection with the implementation of our new business strategy, including expenditures relating to sales and marketing activities, technology development and integration, potential acquisitions and administrative resources. As a result, we expect our losses to continue for the foreseeable future and we may never achieve profitability.

We  need  and  may  not  be  able  to  obtain  additional  financing.

As of June 30, 2004, we had a working capital deficiency of approximately $4,340,000. Despite raising approximately $2,000,000 in equity from June 30, 2004 through October 12, 2004, we need to raise additional capital in order to continue to fund our plan of operations. We have no sources of financing from which we can draw immediately. We cannot assure investors that we will have adequate capital resources to fund planned operations or that any additional funds will be available to our company when needed, or if available, will be available on favorable terms or in amounts required. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our existing and planned operations.

We  are  dependent  on  a  limited  number  of  customers.

Substantially all of our historical revenue has been attributable to our Lightec business. During the year ended June 30, 2004, substantially all of our revenue was attributable to a contract with the Bridgeport School District funded by the Federal eRate program. While additional amounts have been budgeted for this project for the 2004-2005 school year, we have not yet received Federal approval under the eRate program. We have also been awarded contracts with the New Haven School Board for a total of $500,000. Our plan of operation is dependent on successfully fulfilling the Bridgeport and New Haven contracts. Should we fail for any reason to perform the balance of the contracts, or if Federal approval is not granted or Bridgeport or New Haven defaults on payments under the contract, we may not have sufficient funding to continue the Lightec business as planned and our other activities will be substantially harmed.

Our Lightec assets may be foreclosed to satisfy certain debt obligations under which we are in default.

We have granted a first priority lien in the assets and revenue of Lightec to secure repayment of a debenture in the principal amount of $1,358,569 at June 30, 2004. On August 29, 2003, the holder of the debenture obtained a court order requiring us, among other things, to make scheduled payments of principal and interest on the debenture and to allocate to the debenture holder 15% of all proceeds received under Lightec's contract with the City of Bridgeport Board of Education until the debenture is fully repaid. As of the date hereof, we have not fully complied with the 15% allocation requirement of the court order and on or about March 2004 we were so notified by the debenture holder. Should the debenture holder choose to enforce its rights as a secured party, the assets of Lightec could be sold in a foreclosure action and a portion of the proceeds thereof could be applied to satisfy our obligations to the debenture holder. The existence of this security interest, as well as the lack of compliance with the court order, could adversely impact our liquidity and may make it more difficult for us to obtain additional debt or equity financing from other sources.

Our refocused business strategy exposes us to long sales and implementation cycles for our products.

Our target customers in the electronic transaction authentication, data storage and retrieval and access control markets include large retailers, financial institutions and government agencies, which typically require longer sales and implementation cycles than smaller, independent customers. We expect the longer sales and implementation cycles for these larger companies to continue to delay our ability to realize meaningful revenue from these prospective customers. In addition, budgetary constraints and economic slowdowns may also continue to delay purchasing decisions by these prospective customers. These initiatives have costs associated with them, and we cannot assure you that they ultimately will prove successful or result in meaningful revenue.

In addition, the loss or significant reduction in government spending by government entities could materially limit our ability to obtain government contracts. These limitations could also have a material adverse effect on our business, financial condition and results of operations. In addition, we will need to develop additional strategic relationships with large government contractors in order to successfully compete for government contracts. Our inability to develop these strategic relationships may limit our ability to implement our business strategy.

Our  products  and  technologies  may  not  achieve  market  acceptance.

The markets for our products and technology are relatively new. Because of the emerging nature of these markets we are unable to predict whether we can sufficiently commercialize our products and technology and obtain and retain significant market acceptance. Demand and market acceptance for our electronic document authentication, data storage and retrieval and access control products and services is evolving and uncertain. Our products and technology involve changes to traditional ways of doing business and related processes, which, despite its efficiencies and potential cost savings, will likely encounter resistance to implementation. Our business may suffer if the market develops more slowly than anticipated and does not sustain market acceptance.

We  face  competition  in  the  markets  for  our  products  and  services.

We face competition in each of our markets. Our competitors are generally more established, benefit from greater market recognition and have greater financial, development and marketing resources than we have. As such, our competitors may develop products or technologies that are more effective, easier to use or less expensive than ours. This could make our products and technologies obsolete or non-competitive.

We may not be successful in keeping pace with the rapid technological changes that characterize our industry.

The technology incorporated in our technology solutions is characterized by rapid changes. Moreover, the emergence of new technologies can rapidly render existing products obsolete and unmarketable. Our ability to anticipate changes in technology and industry standards and successfully develop and introduce new and enhanced products which can gain market acceptance on a timely basis will be a critical factor in our ability to grow and to remain competitive. In addition, we may diversify our business by developing new products and applications based on our core technologies. There can be no assurance that we will timely or successfully complete the development of new or enhanced products or applications or successfully manage transitions from one release to the next, or that our future products or applications will achieve market acceptance.

If we are unable to adequately protect our intellectual property, third parties may be able to use our technology, which could adversely affect our ability to compete in the market as well as our financial condition and results of operations.

We seek to rely on a combination of patents, copyrights, trademarks, trade secrets and contractual provisions to protect our proprietary rights in our products and technologies. These protections may not adequately protect us for a number of reasons. First, our competitors may independently develop technologies that are substantially equivalent or superior to ours. Second, the laws of some of the countries in which our products may be licensed do not protect those products and our intellectual property rights to the same extent as do the laws of the United States. Third, because of the rapid evolution of technology and uncertainties in intellectual property law in the United States and internationally, our current and future products and technologies could be subject to infringement claims by others. Fourth, a substantial portion of our technology and know-how are trade secrets and are not protected by patent, trademark or copyright laws. We require our employees and contractors to execute written agreements that seek to protect our proprietary information. We also have a policy of requiring prospective business partners to enter into non-disclosure agreements before any of our proprietary information is revealed to them. However, measures taken by us to protect our technology, products and other proprietary rights may not be enforceable; to the extent they involve contractual restrictions, and otherwise might not adequately protect us against improper use.

We may be required to take legal action to protect or defend our proprietary rights. Litigation or third-party claims of intellectual property infringement could require us to spend substantial time and money and adversely affect our ability to develop and commercialize products. If we are required to defend against lawsuits brought by third parties, or if we sue to protect our proprietary rights, we may be required to pay substantial litigation costs, and our management and technical personnel's attention may be diverted from operating our business. If the results of any litigation are adverse to us, we may be required to expend significant resources to develop non-infringing technology or obtain licenses from third parties. If we are not successful in those efforts or if we are required to pay any substantial litigation costs, our business would be materially and adversely affected.

Failure  to manage our operations if they expand could impair our future growth.

  If we are able to expand our operations, particularly through sales to large retailers, financial institutions and government agencies, as well as implementation of our e-prescription solution, the expansion will place significant strain on our management, financial controls, operating systems, personnel and other resources. Our ability to manage future growth, should it occur, will depend to a large extent upon several factors, including our ability to do the following:

  -  build  and  train  our  sales  force;

  -  establish  and  maintain  relationships  with  channel  partners;

  -  develop  customer  support  systems;

  - develop expanded internal management and financial controls adequate to keep pace with growth in personnel and sales; and

  -  manage  the  use  of  third-party  manufacturers  and  suppliers.

If we are able to grow our business but do not manage our growth successfully, we may experience increased operating expenses, loss of customers, distributors or suppliers and declining or slowed growth of revenues.

We are subject to risks associated with product failure and technological flaws.

  Our technology solutions incorporate complex software and hardware products that require extensive development and testing to ensure that they operate as intended. These solutions may contain undetected errors or result in failures when first introduced or when new versions are released. Despite vigorous product testing efforts and testing by current and potential customers, it is possible that errors will be found in a new product or enhancement after commencement of commercial shipments. The occurrence of product defects or errors could result in adverse publicity, delay in product introduction, diversion of resources to remedy defects, loss, of or a delay in market acceptance, claims by customers against us, or could cause us to incur additional costs, all of which could adversely affect our business.

Our business is dependent on our ability to attract and retain management and other key personnel

We depend to a significant degree on the skills, experience and efforts of our executive officers and other key management, technical, finance, sales and other personnel. Our failure to attract, integrate, motivate and retain existing or additional personnel could disrupt or otherwise harm our operations and financial results. While we have employment agreements with a number of our executives, many of these agreements do not have fixed terms. We do not presently carry key man life insurance policies covering any employees. The loss of services of certain of our key employees, an inability to attract or retain qualified personnel in the future, or delays in hiring additional personnel could delay the development of our business and could hurt our existing business.

We may not be able to successfully manage and assimilate acquisitions, investments and strategic alliances, which would adversely affect our results of operations.

We recently acquired SiVault Analytics, Inc., and may, in the future, acquire, make investments in, or enter into strategic alliances with companies which have technologies, customer bases, channel relationships and other value-added services or assets in our current markets or in areas into which we intend to expand our business.

Any acquisitions, investments, strategic alliances, or related efforts will be accompanied by risks such as the:

-    Difficulty  of  identifying  appropriate  acquisition  candidates;
-    Difficulty  of  assimilating  operations  of  respective  entities;
-    Potential  disruption  of  our  ongoing  business;
-    Potential  liability  for  unknown  debts;
-    Loss  of  key  management  and  operating  personnel;
- Difficulties managing joint ventures especially those in which we may hold less than a majority interest;
- Inability of management to integrate businesses and capitalize on opportunities presented by acquisitions, investments, strategic alliances or related efforts;
- Failure to successfully incorporate licensed or acquired technology and rights into our services;
-    Inability to maintain uniform standards, controls, procedures and policies;
     and
- Impairment of relationships with employees and customers as a result of changes in management.

If we are not able to successfully overcome these risks or any other problems encountered with such acquisitions, investments, strategic alliances or related efforts, the benefits of such transaction may not be realized and we could incur significant costs and suffer reductions in revenue form existing operations.

Our  net  operating  loss  carry-forwards  may  be  limited.

Our net operating loss carry forwards may be limited in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred, or could in the future occur. Net operating loss carry forwards are utilized to offset future taxable income for federal and state income tax purposes.

Risks  related  to  ID-Check(TM)  technology

Our licensed ID-Check software relies on reference data provided by government and quasi-government agencies. If these governmental and quasi-government agencies were to stop sharing data with our licensor, the utility of the id-check software would be diminished in those jurisdictions and our business would be damaged.

Our licensor of the ID-Check software relies on the cooperation of US state and Canadian provincial governmental agencies to cooperate with the licensor by providing sample identification cards so that the licensor may modify the ID-Check system terminal and other software products to read and analyze the encoded information found on such jurisdiction's identification cards. The data is generally encoded in a format that conforms to guidelines established by certain organizations responsible for implementing industry standards. We cannot assure you that each of these jurisdictions will continue to cooperate with our licensor. In the event that one or more of these jurisdictions do not continue to provide this reference data, the utility of the ID-Check software may be diminished in those jurisdictions.

Future government regulation restricting the capture of information electronically stored on identification cards could adversely affect our business.

Our licensed ID-Check software and other proprietary software products are designed to read and capture information from identification cards. In certain states, such as New Hampshire, North Carolina and Texas, our customers are legally restricted from using this information for their own use without the card-holders' consent. Because issues of personal privacy continue to be a major topic of public policy debate, it is possible that in the future additional customers in these and other jurisdictions may be restricted from capturing this information. Therefore, the implementation of unfavorable regulations or unfavorable interpretations of existing regulations by courts or regulatory bodies could require us to incur significant compliance costs, cause the development of the affected markets to become impractical and otherwise adversely affect our business.

Risks  Related  to  Our  Securities

Our stock may be affected by limited trading volume and may fluctuate significantly in price.

Our common stock is traded on the NASD OTC Bulletin Board. Trading in our stock has been limited and there can be no assurance that an active trading market for our stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Thinly traded shares can be more volatile than shares traded in an active public market. The average daily trading volume of our common stock in August 2004 was 3,900 shares. The high and low bid price of our common stock for the last two years has ranged from $0.80 and $4.50 per share. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance.

Our common stock is deemed to be a "Penny Stock" which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is deemed to be a "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

-    With  a  price  of  less  than  $5.00  per  share;
-    That  are  not  traded  on  a  "recognized"  national  exchange;
-    Whose  prices  are  not quoted on the NASDAQ automated quotation system; or
- Of issuers with net tangible assets of less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if issuer has been in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for our shareholders to sell shares to third parties or to otherwise dispose of them. This could cause our share price to decline.

ITEM  7.  FINANCIAL  STATEMENTS

     The financial statements and supplementary data are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM  8A.  CONTROLS  AND  PROCEDURES.

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

ITEM  8B.  OTHER  INFORMATION.

     All information required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended June 30, 2004 has been so reported.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information called for by this item is incorporated herein by reference to our definitive Proxy Statement to be filed by us pursuant to Regulation 14A within 120 days after the close of the 2004 fiscal year.


ITEM  10.  EXECUTIVE  COMPENSATION.

     The information called for by this item is incorporated herein by reference to our definitive Proxy Statement to be filed by us pursuant to Regulation 14A within 120 days after the close of the 2004 fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information called for by this item is incorporated herein by reference to our definitive Proxy Statement to be filed by us pursuant to Regulation 14A within 120 days after the close of the 2004 fiscal year.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     The information called for by this item is incorporated herein by reference to our definitive Proxy Statement to be filed by us pursuant to Regulation 14A within 120 days after the close of the 2004 fiscal year.

ITEM  13.  EXHIBITS.

     The  following  exhibits  are  included  as  part  of  this  report:

Exhibit
Number     Title  of  Document
------     -------------------
2.1        Stock Purchase Agreement dated July 9, 2004 among the registrant and all shareholders  of  SiVault  Analytics,  Inc.  (Incorporated  by  reference to the registrant's  report  on  Form  8-K  filed  on  July  20,  2004)

3.1        Amended  and  Restated  By-Laws  of  the  registrant.  (Incorporated  by reference  to  Exhibit 3.1 to the registrant's report on Form 10-Q filed on June
           4,  2004)

10.1       2004 Incentive Stock Plan of the registrant. (Incorporated by reference to  the  Registrant's  Proxy  Statement on Schedule 14A filed on April 19, 2004)

10.2       Settlement  Agreement dated June 4, 2004 among the registrant, MaryAnne
           Richard,  Michael  Richard  and  Lightec  Communications  Corp. (Incorporated by
           reference  to  the  registrant's  report  on  Form  8-K  filed  on June 8, 2004)

10.3       Warrant  in  favor  of  MaryAnne  Richard  to  purchase  400,000 shares expiring  May  6,  2006 (Incorporated by reference to the registrant's report on
           Form  8-K  filed  on  June  8,  2004)

10.4       Settlement  Agreement  dated  June  23, 2004 between the registrant and
           Synergex  Group, LLC (Incorporated by reference to the Statement on Schedule 13D filed  by  Synergex  Group  LLC  and  Gerard  Munera  on  July  1,  2004)

10.5       Sublease  dated  September  24,  2004 between the registrant and Euclid Network
           Solutions  for  San  Jose  facility.

10.6       Exclusive  Distribution  and  Partnership Rights Agreement dated August 15,  2003 between  the  registrant  and  WonderNet,  Ltd.

10.7       Strategic  Partnering and ASP License Agreement effective as of May 13,
           2004  between  SiVault  Analytics,  Inc.  and  Viaquo  Corporation.

10.8       ISV  and  Reseller  License  Agreement  effective  May 13, 2004 between SiVault
           Analytics,  Inc.  and  Communications  Intelligence  Corporation.

10.9       Reseller  Agreement  effective  May  13, 2004 between Hypercom U.S.A., Inc.  and
           SiVault  Analytics,  Inc.

Exhibit
Number     Title  of  Document
------     -------------------
10.10      Agreement  dated March 2, 2004 for Purchase and Sale of Assets between
           SiVault  Analytics,  Inc.  and  @POS.com,  Inc.

10.11      Master  Agreement  effective  September 15, 2004 between Opus Software
           Solutions  Pvt.  Ltd  and  the  registrant.

10.12      Software  License  and  Strategic  Alliance  Agreement  effective
           September  2004  between  Intelli-Check,  Inc.  and  the  registrant.

10.13      Strategic  Alliance  and  Exclusive  Management  Agreement  effective
           September  22,  2004  between  Rycom  CCI  Inc.  and  the  registrant.

21.1       List  of  Subsidiaries  of  the  registrant.

23.1       Consent  of  Miller  Ellin  &  Company,  LLP., Certified  Public  Accountants.

23.2       Consent  of  Amisano  Hanson,  Chartered Accountants.

31.1       Rule  13(a)-14(a)/15(d)-14(a) Certification of Principal Executive
           Officer.

31.2       Rule  13(a)-14(a)/15(d)-14(a) Certification of Principal Financial
           Officer.

32.1       Section  1350  Certification  of  Chief  Executive  Officer.

32.2       Section  1350  Certification  of  Chief  Financial  Officer.

ITEM  14.  PRINCIPAL  ACCONTANT  FEES  AND  SERVICES.

     The information called for by this item is incorporated herein by reference to our definitive Proxy Statement to be filed by us pursuant to Regulation 14A within 120 days after the close of the 2004 fiscal year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                               SiVault  Systems,  Inc.

                               By:  /s/  Emilian  Elefteratos
                                    ------------------------------
                                    Emilian Elefteratos, Chief Executive Officer
                                    Dated:  October  12,  2004


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Name                                                        Capacity                     Date
---------------------------------------------  ----------------------------------  ----------------
                                               Chief Executive Officer, President
                                               and Director (principal executive
/s/ Emilian Elefteratos                        officer)                            October 12, 2004
---------------------------------------------  ----------------------------------  ----------------
Emilian Elefteratos

                                               Interim Chief Financial Officer
                                               (principal financial and
/s/ Wayne Taylor                               accounting officer) and Director    October 12, 2004
---------------------------------------------  ----------------------------------  ----------------
Wayne Taylor

                                               Chief Strategy Officer and
/s/ Igor Schmidt                               Director                            October 12 , 2004
---------------------------------------------  ----------------------------------  ----------------
Igor Schmidt

/s/ Elaine Bloom                               Director                            October 12, 2004
---------------------------------------------  ----------------------------------  ----------------
Elaine Bloom

/s/ Gerard Munera                              Chairman of the Board of Directors  October 12, 2004
---------------------------------------------  ----------------------------------  ----------------
Gerard Munera

/s/ Allan Gibbins                              Director                            October 12, 2004
---------------------------------------------  ----------------------------------  ----------------
Alan Gibbins

/s/ Stuart Platt                               Director                            October 12, 2004
---------------------------------------------  ----------------------------------  ----------------
Stuart Platt

/s/ David Dalton                               Director                            October 12, 2004
---------------------------------------------  ----------------------------------  ----------------
David Dalton

                                               Director
---------------------------------------------  ----------------------------------  ----------------
Ken Taylor


                SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
                 (FORMERLY SECURITY BIOMETRICS, INC.)
                   CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED JUNE 30, 2004 AND 2003


                               CONTENTS


                                                               PAGE
                                                              -------
INDEPENDENT AUDITORS' REPORT                                    F-1

INDEPENDENT AUDITORS' REPORT                                    F-2

CONSOLIDATED BALANCE SHEETS                                     F-3

CONSOLIDATED STATEMENT OF OPERATIONS                            F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)    F-5

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)          F-6

CONSOLIDATED STATEMENT OF CASH FLOWS                          F-7-F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   F-9-F-33

                          INDEPENDENT AUDITORS' REPORT

To  the  Stockholders,
SiVault  Systems,  Inc.  (formerly
  Security  Biometrics,  Inc.)  and  Subsidiaries

We have audited the accompanying consolidated balance sheet of SiVault Systems, Inc. (formerly Security Biometrics, Inc.) and Subsidiaries as of June 30, 2004 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year ended June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of SiVault Systems, Inc. (formerly Security Biometrics, Inc.) and Subsidiaries as of June 30, 2004 and the results of their operations and their cash flows for the year ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming the Company will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plan in this regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


New York, New York                                /s/ Miller Ellin and Company
October 1, 2004                                   Certified Public Accountants

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


Vancouver,  Canada                                  /s/ Amisano  Hanson
November 6, 2003                                    Certified Public Accountants


                           SIVAULT  SYSTEMS,  INC.  AND  SUBSIDIARIES
                              (FORMERLY SECURITY BIOMETRICS, INC.)

                                  CONSOLIDATED BALANCE SHEETS

                                                                             JUNE 30,
                                                                   ----------------------------
                                                                       2004           2003
                                                                   -------------  -------------
CURRENT ASSETS
   Cash                                                            $    112,880   $      4,092
   Accounts receivable                                                  848,617         94,634
   Inventory                                                              3,884              -
   Prepaid expenses and other current assets                             58,788         19,064
   Current assets of discontinued operations                                  -        137,270
                                                                   -------------  -------------
             Total current assets                                     1,024,169        255,060

PROPERTY AND EQUIPMENT, net of accumulated depreciation                 636,994         65,018

SECURITY DEPOSITS                                                        56,916              -
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                                   -         23,783
                                                                   -------------  -------------

                                                                   $  1,718,079   $    343,861
                                                                   =============  =============

CURRENT LIABILITIES
   Accounts payable and accrued liabilities - non-related parties  $  2,558,883   $    686,762
   Accounts payable and accrued liabilities - related parties           789,410      1,540,704
   Billings in excess of costs and estimated earnings on
      uncompleted contracts                                              90,018              -
   Convertible debenture payable                                      1,358,569      1,780,000
   Notes payable - related parties                                      339,983      2,000,000
   Capital lease obligations                                              3,329          5,230
   Corporate income taxes payable                                       129,920         94,986
   Current liabilities of discontinued operations                        93,913        719,955
                                                                   -------------  -------------
             Total current liabilities                                5,364,025      6,827,637

DEFERRED RENT EXPENSE                                                    16,954              -
                                                                   -------------  -------------

NOTE PAYABLE - NET OF CURRENT PORTION                                         -            872
                                                                   -------------  -------------

MINORITY INTEREST IN EQUITY OF CONSOLIDATED SUBSIDIARY                        -            193

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Common stock
      Authorized - 50,000,000 shares $0.001 par value
      Issued and outstanding - 7,924,664 and 6,214,813 at
           June 30, 2004 and 2003, respectively                           7,924          6,215
  Additional paid-in capital                                         14,548,456      8,319,589
  Accumulated other comprehensive loss                                   (7,222)        (5,247)
  Accumulated deficit                                               (18,212,058)   (14,805,398)
                                                                   -------------  -------------
        TOTAL STOCKHOLDERS' DEFICIENCY                               (3,662,900)    (6,484,841)
                                                                   -------------  -------------

                                                                   $  1,718,079   $    343,861
                                                                   =============  =============

The accompanying notes are an integral part of these consolidated financial statements.


                      SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
                       (FORMERLY SECURITY BIOMETRICS, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         YEARS ENDED JUNE 30,
                                                      ---------------------------
                                                          2004          2003
                                                      ------------  -------------
REVENUES:
   Contract revenues earned                           $ 7,110,034   $  1,147,140
   Other revenues                                          21,403              -
                                                      ------------  -------------
      Total revenues                                    7,131,437      1,147,140
                                                      ------------  -------------

OPERATING EXPENSES:
   Costs of revenue earned                              3,649,302        666,138
   Selling, general and administrative                  3,737,955      1,969,626
                                                      ------------  -------------
                                                        7,387,257      2,635,764

LOSS FROM OPERATIONS                                     (255,820)    (1,488,624)
                                                      ------------  -------------

OTHER EXPENSES:
   Interest expense                                       796,220        391,514
   Charge relating to issuance of stock warrants        2,496,000              -
   Write-down of capital assets                                 -         64,042
   Write-down of investment                                     -        187,500
   Write-down of goodwill                                       -      7,527,654
                                                      ------------  -------------
                                                        3,292,220      8,170,710

LOSS BEFORE PROVISION FOR
    INCOME TAXES                                       (3,548,040)    (9,659,334)

PROVISION FOR INCOME TAXES                                 34,934              -
                                                      ------------  -------------

LOSS FROM CONTINUING OPERATIONS
   BEFORE MINORITY INTEREST IN LOSS
   OF SUBSIDIARY                                       (3,582,974)    (9,659,334)

Minority interest in loss of subsidiary                       121              -
                                                      ------------  -------------

LOSS FROM CONTINUING OPERATIONS                        (3,582,853)    (9,659,334)

INCOME (LOSS) FROM DISCONTINUED
   OPERATIONS                                             176,193     (3,918,281)
                                                      ------------  -------------

NET LOSS                                              $(3,406,660)  $(13,577,615)
                                                      ============  =============
BASIC AND DILUTED LOSS PER COMMON SHARE
   Continuing operations                              $     (0.51)  $      (1.60)
                                                      ============  =============
   Discontinued operations                            $      0.02   $      (0.65)
                                                      ============  =============
   Net loss                                           $     (0.49)  $      (2.25)
                                                      ============  =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING    6,971,497      6,037,476
                                                      ============  =============

The accompanying notes are an integral part of these consolidated financial statements.


                                         SIVAULT  SYSTEMS,  INC.  AND  SUBSIDIARIES
                                            (FORMERLY SECURITY BIOMETRICS, INC.)
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                              YEARS ENDED JUNE 30, 2004 AND 2003


                                                                                                                 Total
                                            Common  Stock       Additional                       Other        Stockholders'
                                        ---------------------    Paid In      Accumulated    Comprehensive       Equity
                                         Shares      Amount      Capital        Deficit          Loss         (Deficiency)
                                        ---------  ----------  ------------  -------------  ---------------  ---------------
Balance, June 30, 2002 - as originally
reported                                5,880,063  $    5,880  $ 7,458,366   $ (1,557,339)  $       (6,989)  $    5,899,918

Prior period adjustment                         -           -            -        329,556                -          329,556
                                        ---------  ----------  ------------  -------------  ---------------  ---------------

Balance, June 30, 2002 - as restated    5,880,063       5,880    7,458,366     (1,227,783)          (6,989)       6,229,474

Issuance of common stock for:
  Cash                                    281,781         282      615,419              -                -          615,701
  Services                                 52,969          53      104,497              -                -          104,550
  Compensation                                  -           -       85,500              -                -           85,500

Issuance of common stock by subsidiary          -           -       55,807              -                -           55,807

Other comprehensive loss                        -           -            -              -            1,742            1,742

Net loss                                        -           -            -    (13,577,615)               -      (13,577,615)
                                        ---------  ----------  ------------  -------------  ---------------  ---------------

Balance, June 30, 2003 - as restated    6,214,813       6,215    8,319,589    (14,805,398)          (5,247)      (6,484,841)

Issuance of common stock for:
  Cash                                    935,588         935    1,426,080              -                -        1,427,015
  Services                                 92,500          93      193,907              -                -          194,000
  Software                                141,279         141      374,859              -                -          375,000

Issuance of shares to settle debt         540,484         540    1,070,428              -                -        1,070,968

Issuance of common stock by subsidiary          -           -       27,593              -                -           27,593

Issuance of stock warrants to:
  Extend convertible debenture                  -   2,016,000            -              -                -        2,016,000
  Extend note                                   -     480,000            -              -                -          480,000
  Settle debt                                   -     640,000            -              -                -          640,000

Other comprehensive loss                        -           -            -              -           (1,975)          (1,975)

Net loss                                        -           -   (3,406,660)             -                -       (3,406,660)
                                        ---------  ----------  ------------  -------------  ---------------  ---------------

Balance, June 30, 2004                  7,924,664  $    7,924  $14,548,456   $(18,212,058)  $       (7,222)  $   (3,662,900)
                                        =========  ==========  ============  =============  ===============  ===============

The accompanying notes are an integral part of these consolidated financial statements.


                         SIVAULT SYSTEMS, INC.
                 (FORMERLY SECURITY BIOMETRICS, INC.)
        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
           ----------------------------------------------


                                            YEARS  ENDED  JUNE  30,
                                            -----------------------
                                              2004          2003
                                          ------------  -------------
Net loss for the year                     $(3,406,660)  $(13,577,615)

Other comprehensive income (loss)
Foreign currency translation adjustment        (1,975)         1,742
                                          ------------  -------------

Net comprehensive loss                    $(3,408,635)  $(13,575,873)
                                          ============  =============

The accompanying notes are an integral part of these consolidated financial statements.

                     SIVAULT  SYSTEMS,  INC.  AND  SUBSIDIARIES
                         (FORMERLY SECURITY BIOMETRICS, INC.)

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED JUNE 30,
                                                            --------------------------
                                                                2004          2003
                                                            ------------  ------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss from continuing operations                     $(3,582,853)  $(9,659,334)
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation of property and equipment                       10,026        55,072
    Deferred rent expense                                        16,954             -
    Gain on settlement of debt                                  (55,156)            -
    Compensation charge                                               -        85,500
    Issuance of stock for consulting services                   194,000       104,550
    Issuance of stock to extend note and
      convertible debenture                                   2,496,000             -
    Write-down of capital assets                                      -        64,042
    Write-down of investment                                          -       187,500
    Write-down of goodwill                                            -     7,527,654
    Minority interest in equity of consolidated subsidiary         (193)            -
    Changes in assets and liabilities:
      Accounts receivable                                      (753,983)      (64,797)
      Inventory                                                  (3,884)            -
      Prepaid expenses and other current assets                 (39,724)      169,163
      Deposits                                                  (56,916)        4,374
      Accounts payable and accrued expenses                   1,500,439     1,169,011
      Costs and estimated earnings in excess of billings
       on uncompleted contracts                                  90,018      (541,245)
      Corporation income taxes payable                           34,934             -
                                                            ------------  ------------

  NET CASH USED BY OPERATING ACTIVITIES                        (150,338)     (898,510)
                                                            ------------  ------------

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                         (207,002)       (9,268)
    Proceeds on disposal of property and equipment                    -        38,000
    Advances to discontinued subsidiaries                      (288,796)     (246,414)
                                                            ------------  ------------

  NET CASH USED IN INVESTING ACTIVITIES                        (495,798)     (217,682)
                                                            ------------  ------------

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                1,427,015       615,702
    Proceeds from issuance of common stock by subsidiary         27,593        56,000
    Repayments on capital lease obligations                      (2,773)       (5,539)
    Repayments on equipment notes payable                             -       (28,918)
    Repayments on convertible debenture                        (321,431)            -
    Repayments on notes payable - related parties              (373,505)            -
                                                            ------------  ------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                     756,899       637,245
                                                            ------------  ------------

  EFFECT OF FOREIGN EXCHANGE RATE
    CHANGES ON CASH                                              (1,975)        1,742
                                                            ------------  ------------

  NET INCREASE (DECREASE) IN CASH FROM
    CONTINUING OPERATIONS                                       108,788      (477,205)

  DECREASE IN CASH FROM DISCONTINUED
    OPERATIONS                                                        -        (1,978)
                                                            ------------  ------------

  INCREASE (DECREASE) IN CASH DURING THE YEAR                   108,788      (479,183)

  CASH, AT BEGINNING OF PERIOD                                    4,092       483,275
                                                            ------------  ------------

  CASH, AT END OF PERIOD                                    $   112,880   $     4,092
                                                            ============  ============

The accompanying notes are an integral part of these consolidated financial statements.


                     SIVAULT  SYSTEMS,  INC.  AND  SUBSIDIARIES
                       (FORMERLY SECURITY BIOMETRICS, INC.)

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (CONTINUED)

                                                              YEARS ENDED JUNE 30,
                                                              --------------------
                                                                 2004       2003
                                                              ----------  --------
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  CASH PAID DURING THE YEAR FOR:
    Interest                                                  $  795,258  $212,877
                                                              ==========  ========
    Income taxes                                              $        -  $      -
                                                              ==========  ========

  NON-CASH INVESTING AND FINANCING ACTIVITIES
    Issuance of common stock for:
      Services                                                $  194,000  $104,550
                                                              ==========  ========
      Software                                                $  375,000  $      -
                                                              ==========  ========
      Settlement of convertible debenture                     $  100,000  $      -
                                                              ==========  ========
      Settlement of note payable - related party              $  970,968  $      -
                                                              ==========  ========

    Issuance of stock warrants to:
      Extend convertible debenture                            $2,016,000  $      -
                                                              ==========  ========
      Extend note payable - related party                     $  480,000  $      -
                                                              ==========  ========
      Settle note payable - related party                     $  640,000  $      -
                                                              ==========  ========


    Conversion of accounts payable and accrued liabilities -
      related parties to notes payable - related parties      $  325,000  $      -
                                                              ==========  ========


The accompanying notes are an integral part of these consolidated financial statements.

                     SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
                      (FORMERLY SECURITY BIOMETRICS, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003
                             ----------------------



NOTE  1  -  ORGANIZATION  AND  NATURE  OF  BUSINESS

Nature  of  Business

Security Biometrics, Inc. pursuant to the acquisition of SiVault Analytics, Inc. in July 2004 changed its name to SiVault Systems, Inc. ("SiVault").

SiVault (together with its consolidated subsidiaries, unless the context otherwise requires, "the Company") is a Nevada corporation incorporated on March 12, 1999. SiVault and its subsidiaries are engaged in the commercialization of technologies designed to implement secure electronic storage and retrieval of signed documents and biometric signature-based authentification for electronic transactions technologies which the Company has developed, acquired or licensed from others. Lightec Communications Corp. ("Lightec"), a wholly-owned subsidiary of SiVault, is a provider of telecommunications design, installation and technical support for information technology systems.

Organization

On August 25, 2000, the Company acquired all of the issued and outstanding stock of Biometrics Security, Ltd. ("BSI") in exchange for 1,912,884 shares of its common stock. (1,875,000 of these shares were owned by a trust whose beneficiaries were the children of an officer of the Company). This transaction has the effect of what is commonly referred to as a "reverse acquisition" in that the Company is the legal acquirer; however, BSI is the accounting acquirer. In connection with the legal form of this transaction, BSI became a wholly-owned subsidiary of the Company. For accounting purposes, the acquisition is treated as a recapitalization of BSI rather than a business combination. BSI was subsequently renamed eMedRx, Inc. ("eMedRx Nevada") (a Nevada corporation) on December 2, 2002, which is still in the development stage as of June 30, 2004.

Lightec  Communications  Corp.
-------------------------------

On March 14, 2002, the Company acquired 100% of the outstanding common stock of Lightec. Lightec is a New York corporation incorporated on July 2, 1996.

eMedRx,  Inc.  (Canada)
-------------------

On January 21, 2003, the Company incorporated a new subsidiary, eMedRx, Inc. ("eMedRx Canada") under the Company Act of the Province of British Columbia, Canada. eMedRx Canada entered into an exclusive license agreement with the Company to develop and market its electronic medical prescription system around the world. EMedRx Canada had no revenues, expenses, nor net income/loss during the period from January 21, 2003 to June 30, 2003. During the year ended June 30, 2004, eMedRx Canada was still in the development stage.

NOTE  1     ORGANIZATION  AND  NATURE  OF  BUSINESS  -  (cont'd)

eMedRx,  Inc.  ("eMedRx,  USA")
-----------------------------

On October 1, 2003, the Company established a new subsidiary to sell, market and implement the eMedRx product and PenFlow application in the U.S. healthcare delivery market. In return for the rights to the product, the Company received consideration of 49% of the stock of the new subsidiary, eMedRx, USA. The chairman of eMedRx, USA is also a director of the Company. The Company granted to the chairman of eMedRx, USA, 50,000 shares of the Company's common stock as compensation for his services. eMedRx, USA has not generated any revenues to date, and its losses have been funded by the Company as of June 30, 2004. Accordingly, eMedRx, USA is considered a variable interest entity and has been consolidated in the Company's financial statements as of June 30, 2004.

Datadesk  Technologies,  Inc.
------------------------------

On June 28, 2002, the Company acquired 100% of the outstanding common stock of Datadesk Technologies, Inc. ("Datadesk"). Datadesk is a state of Washington corporation incorporated on May 20, 1997. Datadesk designed and produced (through subcontractors) advanced digital input devices and appliances. The Company discontinued its operations as of August 20, 2003 (see Note 19).

Netface,  LLC.
---------------

On June 29, 2001, the Company acquired all of the outstanding membership interest of Netface, LLC ("Netface"). Netface is a Connecticut limited liability corporation. Netface held an option to acquire on exclusive worldwide perpetual, royalty-free license to exploit the Gesture Recognition Technology developed by DSI Datotech Systems, Inc. (hereinafter referred to as Datotech) for video games and internet/television. In the year ended June 30,2002, Netface, LLC abandoned its Datotech option and is now inactive.

Security  Biometrics  Ltd.
------------------------------

On November 13, 2003, the Company established a subsidiary in the United Kingdom to sell and market the Company's products in Europe. This subsidiary, Security Biometrics Limited ("SBL"), was incorporated as a private limited company in England and Wales with 100,000 shares of authorized capital stock. The Company was issued 60,000 shares of SBL and a minority interest holder was issued 10,000 shares. On May 24, 2004, the Board of Directors approved the sale of this subsidiary to its minority interest holder for consideration of one US dollar. The liabilities will be assumed by the minority interest holder, pursuant to a resolution of the Board of Directors and an acknowledgement by the minority stockholder. The expenses of SBL have been reported as discontinued operations in the accompanying financial statements for the year ended June 30, 2004.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

BASIS  OF  PRESENTATION
---------------------

The Consolidated Financial Statements reflect the operations of the Biometrics and Lightec operations as continuing operations. The results of operations and cash flows of Datadesk Technologies, Inc. and Security Biometrics Ltd. are reflected as discontinued operations in accordance with Accounting Principles Board "(APB") Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.

GOING  CONCERN
-------------

The consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has experienced significant operating losses since inception. In addition, as at June 30, 2004, the Company has a working capital deficit amounting to approximately $4.3 million. Management has adopted a reorganization plan which the Company believes will address its current financial condition (see Note 3).

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

PRINCIPLES  OF  CONSOLIDATION
-----------------------------

The consolidated financial statements include the accounts of SiVault Systems, Inc. and the following subsidiaries:

Lightec  Communications  Corp.
eMedRX,  Inc.  (Nevada)
eMedRX,  Inc  (Delaware)
eMedRx  Inc.  (Canada)
Datadesk  Technologies,  Inc.  (discontinued  on  August  20,  2003)
NetFace,  LLC  (Inactive)
Security  Biometrics  Limited  (effective  November  13,  2003  and discontinued
  on  May  24,  2004)

The  company  has  consolidated  all  entities  under  its  control.

All  significant  inter-company  accounts and transactions have been eliminated.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  (cont'd)

VARIABLE  INTEREST  ENTITIES
-----------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an
Interpretation of ARB No. 51" which was replaced in December 2003 by the issuance of FIN 46R ("FIN 46R"). FIN 46R explains how to identify variable interest entities ("VIEs") and how a company should assess its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46R requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The provisions of FIN 46R must be applied to VIEs as of June 30 2004. The Company is considered the primary beneficiary of eMedRX, USA, and accordingly, has consolidated the assets, liabilities and the results of operations of eMedRX, USA, as of and for the year ended June 30, 2004.

CONCENTRATIONS  OF  CREDIT  RISK
-----------------------------

The Company derived substantially all of its revenues for year ended June 30, 2004 from one customer.

The Company maintains cash balances in banks, which, at times, may exceed the limits of the Federal Deposit Insurance Corp.

ACCOUNTING  ESTIMATES
----------------------

Management uses estimates and assumptions in preparing consolidated financial statements in accordance with generally accepted accounting principles in the United States. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used. Significant estimates made by management include revenue recognition, and the fair values of property and equipment and warrants issued, allowances on receivables, and the valuation allowance on deferred tax assets.

REVENUE  RECOGNITION
---------------------

The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where the customer specifies final acceptance of the product, system, or solution, revenue is deferred until all acceptance criteria have been met. Service revenue is generally deferred and, in most cases, recognized ratably over the period during which the services are to be performed, which is typically approximately one year. Cash payments received in advance of product or service revenue are recorded as deferred revenue.

When a sale involves multiple elements, such as sales of products that include services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. Fair value for each element is established based on the sales price charged when the same element is sold separately.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  (cont'd)

Lightec recognizes revenues from fixed-price and modified fixed-price contracts on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

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

ACCOUNTS  RECEIVABLE
---------------------

Management performs ongoing credit evaluations of its customers and estimated that an allowance was not necessary at June 30, 2004 and 2003. Such estimates may change in the future. Accounts receivable represent amounts due from a contract entered into by Lightec.

Accounts would be written off if significantly past due and management deemed them to be uncollectible after exhaustive efforts to collect them. However, no write-offs have been necessary.

INVENTORY
----------

The Company's inventory is stated at the lower of cost (determined on the first-in, first-out method) or market.

SOFTWARE  DEVELOPMENT  COSTS
----------------------------

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed."

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  (cont'd)

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

PATENTS  AND  TRADEMARKES
-----------------------

Costs incurred for the application of patents and trademarks are capitalized and amortized on the straight-line method, based on their estimated useful lives, commencing upon approval of the patent and trademarks. These costs are charged to expense if the patent or trademark is unsuccessful. As of the date of this report, no patents have yet been approved.

INCOME  TAXES
--------------

The Company adopted SFAS No. 109, "Accounting for Income Taxes," which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur.

LOSS  PER  COMMON  SHARE
---------------------

Net loss per common share is calculated by dividing net loss by the weighted average number of shares outstanding during each period presented. Common stock equivalents, consisting of, warrants and convertible debentures, have not been included, as their effect would be antidilutive for the two years ended June 30, 2004 and 2003, the following potentially dilutive securities were not included in the computation of diluted loss per share:

                                         2004                     2003
                               ------------------------  -----------------------
                                               EXERCISE                 EXERCISE
                                  SHARES        PRICE       SHARES       PRICE
                               ------------  ----------  -----------  ----------
     Warrants                    2,944,440   $     2.75     599,205   $     2.43
     Convertible  debenture        226,428   $     6.00     295,152   $     6.03

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  (cont'd)
         ------------------------------------------

The following table sets forth the numerator and denominator in the computation of basic and diluted per share information:

                                                            2004              2003
                                                   --------------------  -------------
Numerator for basic and diluted loss per share:
  Loss from continuing operations                  $        (3,582,853)  $(9,659,334)
                                                   --------------------  -------------

  Income (loss) from discontinued operations       $           176,193   $(3,918,281)
                                                   --------------------  -------------

Denominator for basic and diluted loss per share:
  Weighted-average shares outstanding                        6,971,497     6,037,476
                                                   ====================  =============

LONG-LIVED  ASSETS
------------------

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. For the years ended June 30, 2004 and 2003, SFAS No. 144 did not have a material effect on the Company's results of operations, cash flows or financial condition.

DISCLOSURES  ABOUT  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
-------------------------------------------------------

The Company estimates that the fair value of all financial instruments as of June 30, 2004 and 2003, as defined in SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

STOCK-BASED  COMPENSATION
-------------------------

The Company accounts for stock-based compensation in accordance with the provision of SFAS NO. 148, ""Accounting for Stock-Based Compensatin - Transition and Disclosure - an amendment of SFAS No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the provisions of SFAS No. 148 prospectively from July 1, 2003. Prior to 2003, the Company accounted for stock-based employee compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Warrants issued to consultants and others are expensed in accordance with SFAS No. 123, as amended by SFAS No. 148.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  (cont'd)
         ------------------------------------------

STOCK  ISSUED  BY  SUBSIDIARY
------------------------------

The issuance of stock by a subsidiary to third parties reduces the proportionate ownership interest in the investee. The subsidiary's plan is to continue raising funds through private placements and, as a result, the additional equity raised has been included in additional paid-in capital.

COMPREHENSIVE  INCOME
----------------------

The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes rules for the reporting of comprehensive income and its components. Comprehensive income is comprised of foreign currency translation adjustments.

FOREIGN  CURRENCY  TRANSLATION
-------------------------------

The financial statements of the Company are measured using the United States dollar as the functional and reporting currency. Assets, liabilities and equity accounts of the Company are translated from foreign currency to United States currency at exchange rates as of the balance sheet date or historical acquisition date, depending on the nature of the account. Revenues and expenses are translated at average rates of exchange in effect during the year. The resulting cumulative translation adjustments have been recorded as a separate component of stockholders' equity (deficiency).

RECLASSIFICATION
-----------------

Certain 2003 amounts have been reclassified to conform with the 2004 financial statement presentation.

SHIPPING  AND  HANDLING  COSTS
----------------------------

The Company's policy is to classify shipping and handling costs as part of cost of goods sold in the statement of operations.

NEW  ACCOUNTING  POLICIES
-----------------------

In  2003  and  2004,  the  FASB  issued  the  following  statements:

SFAS  No.  146       -     Accounting  for  costs  associated  with  exit  or
                           disposal
                           activities
SFAS  No.  147       -     Acquisitions  of  Certain  Financial  Institution
SFAS  No.  148       -     Accounting  of  Stock-based Compensation - Transition
                           and
                           Disclosure,  an  amendment  of  FASB  statement  No.
                           123
SFAS  No.  149       -     Amendment  of  Statement  No.  133  on  Derivitive
                           Instruments  and  Hedging  Activities
SFAS  No.  150       -     Accounting  for  Certain  Financial  Instruments
                           with
                           Characteristic's  of  Both  Liabilities  and  Equity.
FASB  Interpretation  -    Guarantor's  Accounting and Disclose Requirement for
  ("FIN")  No.  45         Guarantees

SFAS No.s 146-150 and FIN45 did not have a material impact on the Company's financial position and results of operations.

NOTE  3  -  MANAGEMENT'S  LIQUIDITY  PLANS
         -----------------------------

As shown in the accompanying financial statements, the Company has shown recurring losses from operations, negative cash flows from operations and as of June 30, 2004 had a working capital deficit of approximately $4.3 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan includes the following:

1. Raised approximately $2 million from July 1 through September 30, 2004 through the issuance of its common stock.
2. Subsequent to June 30, 2004, related party debt of approximately $600,000 was settled through issuance of common stock.
3. Acquired SiVault Analytics, Inc. on July 9, 2004 which had entered into several strategic alliances and licensing agreements.
4. Entered into strategic alliances and licensing agreements which management believes will increase revenues.
5. Increased Lightec's contracts to approximately $9.6 million for the year ended June 30, 2005.

In addition, management's business plan is to seek to acquire additional companies, enter into more strategic alliances and to increase its sales force. The Company expects that it will need to raise additional capital to meet its business plan. The Company expects to seek to obtain additional funding through issuance of stock and/or lending from financial institutions.

However, continuation of the business thereafter is dependent on the Company's ability to achieve profitable operations and sufficient cash flow to meet its current obligations. Management believes that with settlements of certain debt and with the expected increase in revenues on the Lightec and Biometric contracts, that the Company will continue as an ongoing entity at least through the end of fiscal year 2005.


NOTE  4  -  ACQUISITION  OF  DATAGILITY
            ---------------------------

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

The fair value of the assets acquired at the date of acquisition are as follows:

     Property  and  equipment     $     500,000
                                  -------------

     Total  assets  acquired            500,000
     Total  liabilities                       -
                                  -------------

     Net  assets  acquired        $     500,000
                                  =============

NOTE  4  -  ACQUISITION  OF  DATAGILITY  -  (cont'd)
            ---------------------------

Total  consideration:

     Cash                         $     200,000*
     Common stock - 116,279 shares      300,000
                                  -------------
                                  $     500,000
                                  =============

* $100,000 in cash is payable by December 31, 2004, including $50,000 to an officer of the Company.

As of the date of this report no revenues and expenses have been generated by Datagility.


NOTE  5  -  PROPERTY  AND  EQUIPMENT
           ----------------------

Property  and  equipment  at  June  30,  consists  of  the  following:

                                                     2004        2003
                                                  ----------  ---------
  Furniture and fixtures                          $   64,198  $ 64,198
  Computer equipment                                  24,601    16,027
  Computer software                                  573,477         -
                                                  ----------  ---------
                                                     662,276    80,225
  Less: accumulated depreciation                     (25,282)  (15,207)
                                                  ----------  ---------

                                                  $  636,994  $ 65,018
                                                  ==========  =========

Depreciation charged to operations for the years ended June 30, 2004 and 2003 amounted to $10,026 and $55,072, respectively. There has been no amortization of computer software costs because it has not been fully implemented as of June 30, 2004.


NOTE  6  -  Goodwill
            --------

The Company adopted the provisions of FASB 142 for the accounting for goodwill. According to the FASB requirements, goodwill is capitalized and not amortized. Each year, management is required to review goodwill to determine if there has been an impairment loss to recognize on the carrying value of goodwill. Management believes that there has been an impairment of goodwill for the year ended June 30, 2003, and has accordingly written-down the balance of goodwill relating to the acquisition of Lightec in the amount of $7,527,654 and the goodwill relating to the acquisition of Datadesk in the amount of $3,405,345 (see Note 19, discontinued operations).

NOTE  7  -     Estimated  Earnings  On  Uncompleted  Contracts
              -----------------------------------------------


                                                     2004       2003
                                                  ----------  ---------
  Costs incurred on uncompleted contracts         $3,637,670  $   -
  Estimated earnings to date                       3,471,459      -
                                                  ----------  ---------
                                                   7,109,129      -
  Less:  Billings to date                          7,199,147      -
                                                  ----------  ---------

  Billings  in  excess  of  costs and
    estimated earnings  on uncompleted
    contracts                                     $   90,018  $   -
                                                  ==========  =========

NOTE  8  -  Notes  Payable
           --------------

                                                                                     2004        2003
                                                                                   ----------  ----------

MARYANNE  RICHARD

On June 13, 2002, the Company issued a note payable to MaryAnne Richard in the amount of $1,000,000 as part of the consideration for the purchase of Lightec.
The note was secured by deposit accounts, investment property, letters of credit, rights to payments evidenced by chattel paper, rights to payments for money or funds advanced or sold and all proceeds of any and all of the above. On
November 6, 2002, the Company agreed to grant a warrant to Ms. Richard to purchase 400,000 shares of common stock at a price of $2.50 for a period of two years, in order to extend the initial repayment terms of the note. These warrants were cancelled in the June 2004 settlement Agreement.

Pursuant to an agreement dated October 29, 2003, the Company agreed to set the principal of the note at $1,105,000 ("new principal"). Interest accrued on the new principal at the rate of 9% per annum commencing on the date of the first receipt of funds generated from the Lightec contract with the City of Bridgeport
Board of Education. 9% of the receipts from the Bridgeport School contract was applied against the new principal and accrued interest.

NOTE  8  -  Notes  Payable  -  (cont'd)
           --------------

                                                                                     2004        2003
                                                                                   ----------  ----------

On  June  4, 2004, the Company entered into a settlement Agreement with MaryAnne and  Michael  Richard  (together, the "Richards") whereby the Richards agreed to settle  all  obligations  and disputes with the Company. The Company agreed to a payment  to  the Richards of $1,189,983 (new principal and accrued interest) and the May 7, 2004 issuance of a warrant for 400,000 shares of the Company's common stock  at $2.50 per share. The Richards agreed to (i) a June 7, 2004 transfer of
850,000  shares  (valued  at  $850,000)  of  the  Company's  common  stock  to a third-party designees of the Company and (ii) settlement of the promissory note.
On  July  2,  2004,  the  parties finalized the settlement and executed a mutual waiver  and  release  of  all  claims  against  each other. On July 2, 2004, the
remaining  balance of $339,983 was paid to the Richards.                           $  339,983  $1,000,000

SYNERGEX  GROUP  LLC

On June 11, 2002, Synergex Group LLC ("Synergex") loaned the Company $1,000,000 to facilitate the acquisition of Lightec. The note bears interest at 9% and originally matured on December 31, 2002. A director and stockholder of the Company also is the managing director and member of Synergex.

Pursuant to an agreement dated September 12, 2003, the Company was required to pay the following:

i) The principal plus all interest accrued in the outstanding principal balance at the rate of 9% per annum from the date of receipt of the first payment related to the Lightec's Bridgeport School contract until paid in full;

ii) 7.4% of all money received on account of the Bridgeport School contract until paid in full.

The note was secured by certain Lightec assets. On May 25, 2004, the Company agreed to grant a warrant to Synergex to purchase 400,000 shares of common stock at a price of $2.50 for a period of two years, in order to extend the initial repayment terms of the note by three months.

On June 24, 2004, the Company entered into a settlement agreement with Synergex.
Under the terms of the settlement, Synergex was issued 485,484 shares (48,548 of these  shares  were  directed  to  legal counsel) of common stock of the Company valued  at  $2.00  per  share,  in  exchange  for  surrender
of the note with the  remaining balance due of $970,968.                           $      -    $1,000,000
                                                                                   ----------  ----------
                                                                                   $  339,983  $2,000,000
                                                                                   ----------  ----------

Interest  on  these  notes  amounted  to  $188,877  and  $180,000 for  2004  and  2003,  respectively.

NOTE  9  -  CONVERTIBLE  DEBENTURE  PAYABLES

                                                                                     2004        2003
                                                                                   ----------  ----------
EDINBURGH  INVESTMENTS  LLC

On  June  30,  2002,  the  Company  issued  a convertible debenture to Edinburgh
Investments LLC ("Edinburgh"). The debenture was secured by a first priority interest in the revenues and assets of Lightec and originally matured on June
30, 2003. Accrued interest at 10% was payable quarterly. Edinburgh has the option to convert the debenture into the Company's common stock at a conversion price of $6.00 per share, subject to anti-dilution adjustments.

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

iii) accrued interest at the rate of 18% from September 1, 2003 payable on January 5, 2004, April 5, 2004, July 5, 2004 and October 5, 2004;

iv) 15% of all funds received from Lightec's Bridgeport School contract until the principal and interest is fully paid;

Under the court order, the Company was also required to deliver to Edinburgh a five-year warrant to purchase 672,000 shares of common stock at an exercise price of $3.00 per share. On September 30, 2003, this warrant was issued as consideration for extending the maturity date to December 31, 2004.

As  of  June 30, 2004, the Company has not paid 15% of all the receipts from the
Bridgeport  School  Contract.  The Company was notified by Edinburgh that it was
not  in  technical  compliance  with  the  terms  of  the  settlement.             $1,358,569  $1,680,000

NOTE  9  -  CONVERTIBLE  DEBENTURE  PAYABLES  -  (cont'd)
           -----------------------------

                                                                                     2004        2003
                                                                                   ----------  ----------
LIBRICO  PROPERTIES,  LTD.

On  November  8,  2001,  the  Company  issued a convertible debenture to Librico
Properties,  Ltd.  ("Librico")  for  a  minimum  of  $100,000  to  a  maximum of
$1,000,000.  The  debenture  was  unsecured, bore interest at 12% and was due to mature  on  November  2,  2011.  On  September  12,  2003, Librico converted its convertible  debenture  into  55,000  common  shares of the Company and received another  55,000  warrants  to purchase an additional 55,000 common shares of the
Company  at  $3.00  Canadian  for  two  years  from  September  12,  2003.         $     -     $  100,000
                                                                                   ----------  ----------
                                                                                   $1,358,569  $1,780,000
                                                                                   ==========  ==========

Interest on these debentures totaled $507,651 and $237,874 for the years 2004 and 2003, respectively.

NOTE  10  -    401(K)  PLAN
              ------------

On February 1, 2002, Lightec (prior to the acquisition of the Company) adopted a 401(K) retirement savings plan for its employees. Contributions are determined by the Board of Directors, and the Company did not make any contributions to the plan for the years ended June 30, 2004 and 2003.


NOTE   11  -   INCOME  TAXES
              -------------

The income tax expense for the years ended June 30, 2004 and 2003 was $34,934 and $-0-, respectively. The income tax expense for June 30, 2004 represents current state and local income taxes.

The Company's effective tax rate differs from the statutory Federal income tax rate of 34%, primarily due to the impact of recording a valuation allowance to offset the potential future tax benefit resulting from net operating loss carry-forwards for all years presented.

As of June 30, 2004 and 2003, the net deferred tax assets were approximately $1,122,000, resulting primarily from net operating loss carry-forwards. In accordance with SFAS No. 109, the Company has provided a full valuation allowance against its net deferred tax assets as of June 30, 2004 and 2003, due to the uncertainty as to their future realization. The valuation allowance against the net deferred tax assets remained the same during the year ended June 30, 2004 and increased by approximately $687,000 during the year ended June 30, 2003.

As of June 30, 2004, the Company has net operating loss carry forwards totaling approximately $3,300,000 available to offset future taxable income for federal income tax purposes. The net operating loss carry-forwards expire in varying amounts through 2024 and may be limited in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred, or could in the future occur.

NOTE  12  -  COMMITMENTS  AND  CONTINGENCIES
           -----------------------------

LEASES
------

On January 23, 2004, the Company entered into a sublease for its new office space in New York City. On June 22, 2004, the Company entered into a sub-sublease for part of this office space. The sublease and sub-sublease expires on December 30, 2007. Future annual minimum lease payments as of June 30, 2004 are as follows:

                           MINIMUM ANNUAL            MINIMUM ANNUAL
YEAR ENDING JUNE 30,       RENTAL EXPENSE             RENTAL INCOME
--------------------   -----------------------   ----------------------
2005                   $       113,832           $        65,040
2006                           113,832                    65,040
2007                           113,832                    65,040
2008                            56,916                    32,520
                       -----------------------   ----------------------
                       $       398,412           $       227,640
                       =======================   ======================

Lightec  rents  its  Connecticut  facilities  on  a  month-to-month  basis.

Rent expense for the years ended June 30, 2004 and 2003 was $136,466 and $53,744, respectively.

WONDERNET,  LTD.  AGREEMENT
-------------------------

On April 20, 2002, the Company entered into an exclusive distribution and partnership agreement with WonderNet, Ltd. ("WonderNet") a Company located in Israel, whereby the Company received the distribution rights for WonderNet's Penflow Proprietary Biometric signature authentication software engine. During the year ended June 30, 2003, the Company wrote-down its investment of $187,500 to its net realizable value of $-0- and wrote-off the balance of the paid purchases in the amount of $68,219. This amount is included in selling, general and administrative expenses for the year ended June 30, 2003.

On August 15, 2003, the Company entered into new exclusive distribution and partnership agreement with WonderNet whereby the Company was granted the right to develop products based on WonderNet's technology and to use, market, sell, distribute and exploit the technology in North America, Central America, Bermuda and the Caribbean Islands. The Company is required to pay Wondernet a minimum of $120,000 per quarter and to pay a 12% royalty on gross sales of the product. $480,000 in licensing fees was included in the selling, general and administrative expenses for the year ended June 30, 2004. As of the date of this report, the Company is intending to end their exclusive distribution agreement, thereby ending the Company's minimum $120,000 quarterly payment.

EMPLOYMENT  AND  CONSULTING  AGREEMENTS
------------------------------------

At June 30, 2004, the Company had employment and consulting agreements with five key executives of the Company. The agreements provide for minimum payments of approximately $627,000 and performance bonuses to certain of the individuals. These agreements have no fixed date of expiration.

NOTE  12  -  COMMITMENTS  AND  CONTINGENCIES  -  (cont'd)
           -----------------------------

ACQUISITION  OF  DATAGILITY
----------------------------

In accordance with the Stock Purchase Agreement entered into on February 18, 2004, the Company is required to pay $100,000 in cash as fixed consideration to the former stockholders of Datagility before December 31, 2004 (see Note 4). In addition, the Company may owe the former stockholders of Datagility (including one officer of the Company) the following additional cash consideration if, on or before the following dates, revenues received in connection with Datagility's CyberTrooper software application exceed the following amounts:


     CYBERTROOPER        ACHIEVEMENT         CONTINGENT  ADDITIONAL
       REVENUES             DATES              CASH  CONSIDERATION
    -------------    -------------------     ----------------------
      $  500,000       December  31,  2004             $  100,000
         750,000           June  30,  2005                100,000

CONVERTIBLE  DEBENTURE  PAYABLE
------------------------------

The Company is currently not in technical compliance of its obligations under a convertible debenture held by Edinburgh Investments LLC, as further discussed in Note 9. This obligation is reflected in current liabilities as of June 30, 2004.

PIVOT  GROUP
-----------

The Company and a subsidiary received a summary judgment against them dated September 12, 2003 for $93,912 for an unpaid account. Management is currently in negotiations to settle this claim. This amount has been provided for in the current liabilities of discontinued operations.


NOTE  13  -  STOCKHOLDERS'  EQUITY  (DEFICIENCY)
            ---------------------------------

REVERSE  STOCK  SPLIT
----------------------

On April 30, 2004, the Company's stockholders approved a one-for-twenty reverse stock split which was effected in June 2004. All references in the accompanying consolidated financial statements and notes thereto relating to common stock an additional paid-in capital and warrants per share and share data have been retroactively adjusted to reflect the one-for-twenty reverse stock split.

INCREASE  IN  AUTHORIZED  SHARES
---------------------------------

On April 30, 2004, the Company's stockholders approved an increase in the authorized number of common shares to 50 million from 15 million which became effective on the date of the reverse stock split.

NOTE  14  -  STOCK-BASED  WARRANTS
            ----------------------

At  June  30,  2004  the  Company  had  the  following  warrants  outstanding:


              EXERCISE
WARRANTS      PRICE        EXPIRATION
OUTSTANDING   PER SHARE    DATE
------------  -----------  ------------------
   90,500(A)       3.00    February 17, 2005
    1,000(A)       3.00    February 27, 2005
    3,375(A)       3.00    March 20, 2005
   55,000          3.00    September 12, 2005
  600,998          3.00    September 18, 2005
  137,875          3.00    November 19, 2005
  184,525          3.60    December 22, 2005
  400,000          2.50    May 7, 2006
  400,000          2.50    May 25, 2006
  100,000          2.00    August 22, 2006
  354,167(B)       2.00    September 13, 2006
  672,000          3.00    September 29, 2008
------------
2,999,440
============

(A) The Company extended warrants that were to expire on February and March 2004 by a term of one year.

(B) The Company repriced warrants expiring on June 14, 2005 with an exercise price of $7.00 per share. The exercise price of the repriced warrants dated September 13, 2004 are as follows: if exercised within 30 days $2.00 per share, within one year $4.00 per share, and within 2 years $6.00 per share.

During the year ended June 30, 2004, the Company settled $100,000 of convertible debentures (see Note 9) by issuing 55,000 shares and issued 55,000 warrants entitling the holder thereof the right to purchase one common share for each warrant held at $3.00 per share for a period of two years.

During the year ended June 30, 2004, the Company issued 672,000 warrants to Edinburgh to extend the maturity date of the convertible debentures to December 31, 2004. Each warrant entitles the holder thereof the right to acquire one common share at $3.00 per share for a period of five years commencing September 30, 2003 (see Note 9). The fair value of each warrant issued to Edinburgh is estimated on the date of grant using the Black-Scholes binomial pricing model with the following assumptions:

     Expected  life            5  years
     Interest  rate            5%
     Volatility              199%
     Dividend  yield           -

During the year ended June 30, 2004, the Company issued 400,000 warrants to Synergex to extend the maturity date of the Synergex note by three months (Note
9). Each warrant entitles the holder thereof the right to acquire one common share at $2.50 per share for a period of two years.

NOTE  14  -  STOCK-BASED  WARRANTS  -  (cont'd)
            ---------------------

During the year ended June 30, 2004, the Company issued 400,000 warrants to MaryAnne Richard as part of the settlement agreement (Note 8). Each warrant entitles the holder thereof the right to acquire one common share at $2.50 per share for a period of two years. The fair value of each warrant issued to Synergex and Richard was estimated on the date of grant using the Black-Scholes binomial pricing model with the following assumptions:

     Expected  life          2  years
     Interest  rate          5%
     Volatility            199%
     Dividend  yield         -


NOTE  15  -  INCENTIVE  STOCK  PLAN
          -----------------------

In 2002, the Company's Board of Directors adopted an Incentive Stock Plan, the effectiveness of which was contingent upon the Plan's approval by the Company's stockholders at the 2002 Annual Meeting. The 2002 Annual Meeting was not held and approval of the Plan was neither sought nor obtained. Accordingly, the grants made pursuant to that Plan are void.

On April 30, 2004, the Company's stockholders approved the Security Biometrics, Inc. 2004 Incentive Stock Plan (the "2004 Plan") which provides for the issuance of up to 2,250,000 shares. The 2004 Plan permits the grant of stock options, stock awards and restricted stock purchase awards. Stock options granted under the 2004 Plan may be options intended to qualify as incentive stock options
("ISOs") under Section 422 of the Internal Revenue Code or nonqualified stock options ("NSOs"), which are options that are not intended to qualify as ISOs. Stock options granted to a person who owns more than 10% of the Company's voting power shall have exercise prices of at least 110% of fair market value of the Company's stock on the date of the grant. Stock options granted to others will have exercise prices of not less than 100% of the fair market value of the Company's stock on the date of grant if they are ISOs, and not less than 85% of the fair market value of the Company's stock on the date of grant if they are NSOs. Stock options granted under the 2004 Plan will have terms of not more than 10 years.


NOTE  16  -   BUSINESS  SEGMENTS
             ------------------

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", requires companies to provide certain information about their operating segments. The Company has three reportable segments: SiVault Systems, Inc., Lightec, and eMedRx at June 30, 2004 and SiVault Systems, Inc., Lightec and DataDesk at June 30, 2003.

NOTE  16  -   BUSINESS  SEGMENTS  -  (cont'd)
             ------------------

The summarized financial information, concerning the Company's reportable segments for the year ended June 30, 2004, as follows:

                                                SiVault
                                                Systems     Lightec     Emedrx      Total
                                               ----------  ----------  ---------  ---------
Net sales to external companies                $    19,573   $7,110,034  $   1,830   $ 7,131,437
Operating earnings (loss)                       (4,324,661)   1,190,802   (414,181)   (3,548,040)
Total assets                                       685,324      950,515     82,240     1,719,079
Depreciation and amortization                        9,566          460          -        10,026
Capital expenditures                               505,683            -     75,000       580,683
Interest expense                                   789,305        6,915          -       796,220
Provision for income taxes                               -       34,934          -        34,934
Charge related to issuance
  of stock warrants                              2,496,000            -          -     2,496,000

The summarized financial information, concerning the Company's reportable segments for the year ended June 30, 2003, as follows:

                                                           Total before      Datadesk
                                   SiVault                 Discontinued   (Discontinued
                                   Systems     Lightec     Operations      Operations)
                                  ----------  ----------  --------------  --------------
Net sales to external customers   $      -    $1,147,140   $ 1,147,140      $  231,301
Operating loss                    (8,512,220) (1,147,114)   (9,659,334)       (512,636)
Total assets                          82,432     100,376       182,808         161,053
Depreciation and amortization          8,399      46,673        55,072          10,568
Capital expenditures                   7,176       2,092         9,268           4,165
Interest expense                     391,514           -       391,514               -
Provision for income taxes                 -           -             -               -
Charge related to issuance
  Of stock warrants                       -           -             -               -

NOTE  17  -    ECONOMIC  DEPENDENCY
             -------------------

The sales and purchases listed below are for the year ended June 30, 2004 and 2003 for Lightec only:

                                                               2004        2003
                                                            ----------  ----------
Sales
------
Sales to major customers were as follows:
     Customer A. . . . . . . . . . . .. . . . . . . . . . . .   100%       47%
     Customer B. . . . . . . . . . . .. . . . . . . . . . . .     -        28%

Purchases
---------
Purchases from major suppliers and subcontractors were as follows:
     Supplier or subcontractor A . . .. . . . . . . . . . . .    69%       14%

NOTE  17  -    ECONOMIC  DEPENDENCY  -  (cont'd)
             -------------------

Customer A is a local municipality in Connecticut. 90% of these revenues are collected from a United States governmental agency. The Company is able to purchase materials from other suppliers besides Supplier A.


NOTE  18  -     RELATED  PARTY  TRANSACTIONS
               --------------------------

During the year ended June 30, 2004 and 2003, the Company incurred the following expenses charged by directors, relatives of directors, former directors, officers and private companies with common directors with the Company.

                                                         2004        2003
                                                      ----------  ----------

Consulting fees. . . . . . . . . . . . . . .           $ 158,400  $  277,350
Directors fees . . . . . . . . . . . . . . .                   -       1,965
Interest . . . . . . . . . . . . . . . . . .             244,789     180,000
Accounting fees. . . . . . . . . . . . . . .                   -      62,500

Included in additional paid-in capital are finder's fees totalling $16,430 and $14,850 paid to a former director of the Company for the years ended June 30, 2004 and 2003, respectively.

Included in accounts payable and accrued expenses-related parties at June 30, 2004 and 2003, respectively, is $24,226 and $76,539 owing to former officers of the Company with respect to advances. At June 30, 2004, an officer of the Company was due a payment of $50,000 in regards to the acquisition of Datagility (see Note 4). At June 30, 2003, included in accrued liabilities is interest payable of $188,875 due to a relative of a former director and to a company with a common director.

Accounts payable and accrued expenses-related parties at June 30, 2004 represents amounts owing to directors, former directors, officers and companies with a former common officer with respect to unpaid wages, advances, fees and expenses. On July 28, 2004, the Company issued 375,335 shares to two officers of the Company and two other related parties in exchange for reduction of their payable balances by $600,568, (the total balance due to the four individuals was $715,006 and $800,759 as of June 30, 2004 and 2003, respectively). Amounts due to related entities are unsecured, non-interest bearing with no specific terms for repayment with the exception of the aforementioned.


NOTE  19  -     DISCONTINUED  OPERATIONS
              -----------------------

During the year ended June 30, 2004, the Company entered into a Stock and Note Transfer Agreement (the "Transfer Agreement") with Pan Pacifica Ltd. ("Pan Pacifica"), effective as of August 20, 2003, to transfer all of the outstanding shares of Datadesk, a wholly-owned subsidiary of the Company, in exchange for Pan Pacifica assuming the net liabilities of Datadesk. The Transfer Agreement was entered into simultaneously with a settlement agreement between the Company and its former officer. In connection with the settlement, the Company transferred available funds in the amount of $151,020 to Pan Pacifica. For the year ended June 30, 2004, the Company realized a net gain on the disposal of Datadesk of $288,160 which was recognized at the date of disposition. During the year ended June 30, 2003, the Company adopted a formal plan to dispose of Datadesk.

NOTE  19  -     DISCONTINUED  OPERATIONS  -  (cont'd)
              -----------------------

On May 24, 2004, the Company agreed to sell its ownership in Security Biometrics Limited ("SBL") to the minority stockholder of SBL for a total consideration of one dollar plus the assumption by this individual of the liabilities of this United Kingdom subsidiary.

The consolidated financial statements include the following amounts related to the discontinued operations of Datadesk and SBL:

                                                               2004        2003
                                                            ----------  ----------
Inventories. . . . . . . . . . . . . . . . . .               $       -   $ 137,270
                                                             ---------   ---------

Current assets of discontinued operations. . .               $       -   $ 137,270
                                                             =========   =========

Capital assets . . . . . . . . . . . . . . . .               $       -   $  22,283
Other. . . . . . . . . . . . . . . . . . . . .                       -       1,500
                                                             ---------   ---------

Long-term assets of discontinued operations. .               $       -   $  23,783
                                                             =========   =========

Bank indebtedness. . . . . . . . . . . . . . .               $       -   $   1,207
Accounts payable . . . . . . . . . . . . . . .                  93,912     718,748
                                                             ---------   ---------

Current liabilities of discontinued operations               $  93,912   $ 719,955
                                                             =========   =========

Capital assets related to discontinued operations at June 30, 2003 consist of the following:

                                        Accumulated        Net
                             Cost       Amortization  Carrying Value
                         -------------  ------------  --------------

Computer equipment. . .  $      39,320  $    27,984     $   11,336
Furniture and equipment         26,131       15,184         10,497
Vehicles. . . . . . . .         27,393       27,393              -
                         -------------  ------------    ----------

                         $      92,844  $    70,561     $   22,283
                         =============  ============    ==========

NOTE  19  -     DISCONTINUED  OPERATIONS  -  (cont'd)
              -----------------------

Income  (loss)  from  discontinued  operations  is  as  follows:

                                        2004            2003
                                    ------------   -------------
Revenue . . . . . . . . . . . . .    $   6,431      $   231,301
Direct expenses . . . . . . . . .            -           99,357
                                     ---------      -----------
Gross profit. . . . . . . . . . .        6,431          131,944
                                     ---------      -----------

Expenses
Administrative and general. . . .      118,398          634,012
Amortization of capital assets. .            -           10,568
                                     ---------      -----------

                                       118,398          644,580
                                     ---------      -----------

Loss before other income (expenses)   (111,967)        (512,636)
Other income (expenses):
Write-down of goodwill. . . . . .            -       (3,405,645)
Gain on disposition                    288,160                -
                                     ---------      -----------

Income (loss) from discontinued
operations                           $ 176,193      $(3,918,281)
                                     =========      ===========

Cash  flows  from  discontinued  operations  are  as  follows:

                                                             2004         2003
                                                          -----------  -----------
Cash Flows from Operating Activities:
Net income (loss) for the year .. . . . . . . . . . . . . $   176,193  $(3,918,281)
Items not involving cash:
Gain on disposition of subsidiary                            (288,160)           -
Amortization of capital assets. . . . . . . . . . . . . .           -       10,568
Write-off of marketable securities. . . . . . . . . . . .           -        1,150
Write-down of goodwill. . . . . . . . . . . . . . . . . .           -    3,405,645
Changes in non-cash working capital balances consist  of:
Accounts receivable . . . . . . . . . . . . . . . . . . .      (2,910)      89,905
Inventories . . . . . . . . . . . . . . . . . . . . . . .       2,375      (71,787)
Accounts payable and accrued liabilities. . . . . . . . .    (182,198)     237,366
                                                          -----------  -----------
Net Cash Used In Operating Activities                        (294,700)    (245,434)
                                                          -----------  -----------
Cash Flows from Investing Activities:
Purchase of capital assets                                          -       (4,165)
                                                          -----------  -----------
Net Cash Used In Investing Activities                               -       (4,165)
                                                          -----------  -----------

NOTE  19  -     DISCONTINUED  OPERATIONS  -  (cont'd)
              -----------------------

                                                             2004         2003
                                                          -----------  -----------
Cash Flows from Financing Activities:
Bank indebtedness . . . . . . . . . . . . . . . . . . . .       5,904        1,207
Advances from parent company. . . . . . . . . . . . . . .     288,796      246,414
                                                          -----------  -----------
Net Cash Provided By Financing Activities                     294,700      247,621

Net decrease in cash from discontinued
operations during the year. . . . . . . . . . . . .                 -       (1,978)

Cash, beginning of the year . . . . . . . . . . . . . . .           -        1,978
                                                          -----------  -----------
Cash, end of the year . . . . . . . . . . . . . . . . . . $         -  $         -
                                                          ===========  ===========

NOTE  20  -   SUBSEQUENT  EVENTS
            -----------------

Note  Payable  -  Related  Party

On July 2, 2004, the Company issued a $150,000 unsecured note to Synergex, a related party (see Note 9). The principal and any accrued and unpaid interest on this note is payable on demand by Synergex at any time on or after July 2, 2005. Interest on the note is equal to the LIBOR Rate plus one percent per annum and is payable on a quarterly basis commencing October 1, 2004. The proceeds from this note were utilized to payoff the Richard note (see Note 9).

ACQUISITION  OF  SIVAULT  ANALYTICS,  INC.
--------------------------------------

On  July  9,  2004,  the  Company  acquired  SiVault  Analytics, Inc., ("SiVault
Analytics"), which is in the business of providing products and services to implement secure storage and retrieval of signed documents and signature-based authentication for processing on-line transactions. The acquisition was completed by the Company's purchase of all the 10,000,000 outstanding common shares of SiVault Analytics (consideration valued at $ 10 million) in exchange for 4 million of the Company's newly issued common stock valued at $2.50 per share. SiVault Analytics was incorporated in the State of Delaware on June 16, 2003 under the name of "PERFORMANCE CENTRAL, INC." and changed its name to SiVault Analytics, Inc. on November 5, 2003.

NOTE  20  -   SUBSEQUENT  EVENTS  -  (cont'd)
            -----------------

The fair value of net assets acquired from SiVault Analytics on the July 9, 2004 acquisition date is as follows:

Assets:
    Cash                                  $     5,622
    Property and equipment                     51,855
    Deposits                                      450
    Excess cost over net assets acquired   10,544,559
                                          ------------
                                          $10,602,446
                                          ============
  Liabilities:
    Accrued expenses                      $   487,446
    Shareholders' advance                     115,000
                                          ------------
                                          $   602,446
                                          ============
  Net assets acquired                     $10,000,000
                                          ============

Three key executives of SiVault Analytics have employment agreements as of January 1, 2004. Future minimum base salary of three executives is as follows:

                                   Minimum Annual
            Year Ending June 30,       Salary
            ---------------------  --------------
                       2005        $     574,111
                       2006              574,111
                       2007              574,111
                       2008              574,111
                       2009              287,056
                                   --------------
                                        2,583,500
                                   ===============

In addition, the three executives are entitled to a bonus each quarter for 15% of their yearly salary, based upon the performance and approval by the Board of Directors. Per the July 9, 2004 acquisition agreement, the employment agreements may be modified. As of the date of this report, there have been no modifications to these agreements.

SiVault Analytics, prior to being acquired entered into several strategic alliances and licensing agreements during 2004.

EQUITY  TRANSACTIONS
-----------------------------

On August 6, 2004, 350,000 common shares of the Company at $1.60 per share were issued to the Directors of the Company for renumeration of directors for services to be rendered for the year ended June 30, 2005. An officer also received 15,000 common shares at $1.60 per share upon signing of his August 3, 2004 employment agreement. These stock awards were pursuant to the Company's 2004 Incentive Stock Plan.

On September 10, 2004, the Company completed the private placement of common shares and warrants begun on June 12, 2004 in which the Company raised gross proceeds of approximately $1.35 million subsequent to June 30, 2004. On September 13, 2004, the Company initiated a new private placement of 1 million shares of common stock at $1.50 per share and the proceeds from this placement through September 30, 2004 was approximately $700,000.

NOTE  20  -   SUBSEQUENT  EVENTS  -  (cont'd)
            -----------------

LEASE  COMMITMENT
----------------

On September 24, 2004, the Company entered into a sublease agreement for rental space in San Jose, California with a base rent of approximately $15,750 per month for the first six months increasing to $36,637 per month on March 24, 2005. The sublease agreement expires May 31, 2008.

LICENSING  AGREEMENT
-------------------

On September 15, 2004, the Company entered into a licensing and strategic alliance with a software solutions company to deploy an integrated system for securing biometric authentication, validation, verification, records access and point-of-sale payment, serving the healthcare, retail, financial services and government markets.

The software license is for 3500 point of sale devices driven by Electra-POS and 250,000 cards issued by Electra-Card for a thirty month period. The software license fees as defined in the license agreement call for $620,000 to be paid in monthly installments with a 10% annual interest rate per annum as follows:

1. Initial payment of $100,000: $50,000 paid upon initiation of the contract and an additional $50,000 is due on the commencement date, two weeks after the contract initiation.
2. The Company and software solution company agreed to negotiate the financing of $40,000 in third party software.
3. The remaining thirty monthly payments of $16,833 each start ninety days from the commencement date.

In addition, the software solutions company will be charging the Company an annual maintenance fee for the base software license of $10,333 per month. Additional maintenance fees will be charged based on additional customizations and a revenue sharing program.


NOTE  21  -   PRIOR  PERIOD  ADJUSTMENT
            -----------------------
A prior period adjustment was recorded to correct an error in the recording of federal income taxes for the year ended June 30, 2002. As originally reported, a federal income tax liability of $329,556 was provided for Lightec as if it was filing as a separate tax entity. Lightec was filed as part of the Company's June 30, 2002 consolidated tax return, which showed a loss, therefore, no federal tax accrual was necessary. Both the accumulated deficit and the liability for income taxes at July 1, 2002 were reduced by $329,556. The corrected basic and diluted loss per share for the year ended June 30, 2002 was $(0.11) per share (reflecting the 2004 one-for-twenty reverse stock split).