Form 10KSB/A
period 2004-06-30
SiVault Systems, Inc.
filed 2004-10-28
CIK 1101046

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A-1

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

                         Commission file number: 0-3071

                              SiVault Systems, Inc.
                             ----------------------

                     (Exact name of small business issuer as
                            specified in its charter)

               Nevada                                          98-0209119
   --------------------------                                --------------
  (State or other jurisdiction                               (IRS Employer
of incorporation or organization)                          Identification No.)

                500 Fifth Avenue, Suite 1650, New York, NY 10110
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                     Issuer's telephone number: 212-931-5760
                             ----------------------

              Securities registered under Section 12(b) of the Act:
                                      None

                             ----------------------
                              (Title of each class)

              Securities registered under Section 12(g) of the Act:

                     Common Stock, par value $.001 per share

                             ----------------------
                              (Title of each class)








         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this form 10 KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $7,131,437

         As of September 22, 2004, there were 14,011,693 shares of the registrant's common stock issued and outstanding. Of these, approximately 7,400,000 shares are held by non- affiliates of the registrant. As of September 22, 2004, the market value of common stock held by non-affiliates was approximately $22,200,000, based on the closing price of the common stock on that date.

Transitional Small Business Disclosure Format (check one):
Yes [ ] ; No [ X ]

DOCUMENTS INCORPORATED BY REFERENCE
              NONE

                                EXPLANATORY NOTE

         SiVault Systems is filing this Amendment No.1 to our Annual Report on Form 10-KSB originally filed with the Securities and Exchange Commission on October 13, 2004 (the "Original Filing"), solely for the purpose of amending certain portions of such Annual Report on Form 10-KSB. Each of the following sections of the Annual Report is amended and restated in its entirety, and current as of October 28,2004:

         Part III, Item 9. "Directors, Executive Officers, Promoters and Control Persons, Compliance with 16(a) of the Exchange Act";

         Part III, Item 10. "Executive Compensation";

         Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters";

         Part III, Item 12. "Certain Relationships and Related Transactions";
and

         Part III, Item 14. "Principal Accountant's Fees and Services".

In addition, we have filed the following exhibits herewith:

31.1 Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2 Certification required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1 Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.
         1350).
32.2 Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C.
         1350).

The other Items of the Original Filing have not been repeated in this amendment.

         PLEASE NOTE THAT THE ONLY CHANGES TO THE ORIGINAL FILING ARE THOSE DESCRIBED ABOVE. OTHERWISE, THE INFORMATION CONTAINED IN THIS FORM 10--KSB/A-1 IS AS OF THE DATE OF THE ORIGINAL FILING AND DOES NOT REFLECT ANY SUBSEQUENT INFORMATION OR EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING. SUCH SUBSEQUENT INFORMATION OR EVENTS INCLUDE, AMONG OTHERS, THE INFORMATION AND IN THE COMPANY'S CURRENT REPORTS ON FORM 8-K. FOR A DESCRIPTION OF SUCH SUBSEQUENT INFORMATION AND EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION SINCE THE DATE OF THE ORIGINAL FILING, WHICH UPDATE AND SUPERCEDE CERTAIN INFORMATION CONTAINED IN THE ORIGINAL FILING AND THIS FORM 10-KSB/A-1.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRATION

The following table sets forth information with respect to the persons who, as of the date of this current report, were serving or are expected to serve in the near future as directors and executive officers of the Company. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

DIRECTORS


     NAME               AGE                     POSITION                      DIRECTOR SINCE
--------------          ---                     --------                      --------------

Emilian Elefteratos(4)  44          Chief Executive Officer, President
                                    and Director                                  2004
Wayne Taylor (3)        52          Interim Chief Financial Officer and
                                    Director                                      2003
Igor J. Schmidt         38          Chief Strategy Officer and Director           2004
Dr. David Dalton(3)(4)  55          Chairman of eMedRx, Inc. and Director         2003
Allan Gibbons (1)(2)    56          Director                                      2000
Gerard Munera (2)(4)    66          Director                                      2001
Elaine Bloom (1)(3)     66          Director                                      2003
Stuart Platt (1)(4) (2) 68          Director                                      2004
Kenneth Taylor          61          Director                                      2003



         (1)  Member of the Audit Committee
         (2)  Member of the Compensation Committee
         (3)  Member of the Corporate Governance Committee
         (4)  Member of the Executive Committee

         Emilian Elefteratos joined our company as Chief Executive Officer and President following the acquisition of SiVault Analytics, Inc. in July 2004. He was elected a director in August 2004. Mr. Elefteratos has 20 years of global business experience in a variety of management functions including finance, sales operations, business development, professional services and network operations. From 1982 to 1996 he served as a senior manager of British Telecommunications PLC, with responsibility for joint venture project management within mergers and acquisitions. He served as a senior manager of Cisco Systems from 1996 to 2002, with responsibility for sales for worldwide joint ventures and sales finance for revenue recognition. During 2002 until he joined SiVault Analytics, Inc. in 2003, he served as a director of sales finance for Brocade Communications. Mr. Elefteratos co-founded SiVault Analytics, Inc. in 2003, and served as its chief operating officer.

         Wayne Taylor is a founder of the Company. He served as Chief Financial Officer from June 1999 to March 2002 and from March 2003 to August 2003, and has served as interim Chief Financial Officer since June 2004 to present. Mr. Taylor joined our Board of Directors in September of 2003. He is President of FGH Insurance Agencies Ltd. and has developed both creditor insurance and specialty products for some of the largest international banks. Mr. Taylor was employed by HSBC Canada from 1977 to 1986 and served in a senior management capacity for that institution. As the international database representative for OKRA Marketing Corporation, Mr. Taylor was responsible for selling software systems to major financial institutions.

         Igor J. Schmidt joined our company as Chief Strategy Officer following our acquisition of SiVault Analytics, Inc. in July 2004 and was elected a director in August 2004. Prior thereto and since 1993, Mr. Schmidt had been employed by SiVault Analytics, Inc. as chief strategy officer. From 2000 to 2003, Mr. Schmidt served as vice president-business development for Performance Central. In 1997, he co-founded OneNetwork, where he served as chief technology officer until 2000. Prior to that, in 1994 he co-founded iVenture Group and served as chief technology officer until 1997. From 1990 to 1994 he served as a senior business development manager of Vacation Channel Corp.

         Dr. David Dalton has served as Chairman of eMedRx, Inc. and as a director of our company since February 2004. During the past five years, Dr. Dalton has served as the chief executive of Pharmacy Services, Health Resources, Inc., and Univec Inc. companies engaged in healthcare and health delivery. Dr. Dalton has spent his professional career in the pharmaceutical industry and brings over 30 years of experience to the group. He served in several capacities with Rite Aid Corporation from 1971 to 1999, including Corporate Vice President. Dr. Dalton has served as a board member on such organizations as Blue Shield of Pennsylvania, United Way, National Health Association, and National Association of Chain Drug Sores and is one of the original members and Director of the National Council of Prescription Drug Programs.

         Allan Gibbins has been a Director since November 6, 2000. Mr. Gibbins was interim Vice President, General Manager beginning in June 1992 and was appointed President and Chief Executive Officer of Hubbell Canada Inc., a subsidiary of Hubbell Incorporated, in September 1993. He is the Chairman of the Electrical, an Electrical Manufacturer, and Electronic Manufacturers Association of Canada (EEMAC). From September 1988 to May 1992, Mr. Gibbins was Vice President and General Manager of Nutone Electrical Inc. Prior to that he held senior management positions with duPont Canada Inc. for 16 years. He also was a Director of DSI Datotech Systems Inc. from December 2000 until July 2003.

         Gerard Munera has been a Director since June 26, 2001. Since 1995, Mr. Munera has been Managing Director of Synergex Group Partnership, a Connecticut general partnership, with majority participations since 1996 in Arcadia, a manufacturer of low-rise curtain walls, storefronts and office partitions, and in Estancia El Olmo, a large cattle ranch. From 1994 to 1996, Mr. Munera was chairman and chief executive officerof Latin American Gold Inc., a junior gold exploration and mining company with activities in Ecuador and Venezuela.. From 1991 to 1994, Mr. Munera was president and chief executive officer of Minorco
(USA), a diversified natural resources group with interests in base and precious metals, industrial minerals, oil and gas, chemicals and fertilizers, in both the U.S. and Canada.

         Elaine Bloom joined the board in July of 2003 is a former Florida State Representative and served as Speaker Pro-Tempore of the Florida House of Representatives (1992-94). She has provided leadership for South Florida in elected public office, on local government boards and commissions, and in community organizations. Rep. Bloom also chaired many important committees and subcommittees during her 18 years in the Florida Legislature. She authored more than 100 major laws, including the Florida International Banking Act, the Health Care Reform Act, the Florida Emergency Management Act, and the Law Enforcement Protection Act. She chaired the Health Care Committee (1990-92) and the Joint Legislative Management Committee (1992-94).

         Rear Admiral Stuart Platt, SC, USN, RET, who joined the Company's Board of Directors effective May 14, 2004. Rear Admiral Platt has enjoyed a distinguished 31-year military career in the United States Navy, where he led an historic reform program to improve the way the Navy buys ships, aircrafts and weapons systems. He was Deputy Commander of the Naval Sea Systems, where he was responsible for the acquisition of Navy surface ships and submarines during the buildup of the 600 ship Navy. He was recently honored by being named to the Cold War Leadership Hall of Fame by the Submarine Force Library and Museum Association. He serves as the Chairman of the Historic Ships Foundation in San Francisco and as a Presidential appointee to the Board of Governors of the United States Merchant Marine Academy. Admiral Platt is the Chairman of The Wornick Company, the largest seller of combat rations to the Department of Defense and the Chairman of IDM Services, a Washington based, international data storage firm. He also serves on the Board of DRS Technologies, a New York Stock Exchange listed Defense Electronics Company.

         Kenneth Taylor joined the board in 2003. He is a former Canadian Ambassador to Iran and has served as a diplomat in the Canadian Foreign Service. In addition to the many awards and honorary doctorates extended to Mr. Taylor, he has also received the United States Congressional Gold Medal and is an Officer of the Order of Canada. After his Foreign Service, Mr. Taylor joined Nabisco Brands/RJR Nabisco as Senior Vice President. He also serves on the board of Hydro One, a Ontario, government company.



       EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES OF THE COMPANY

The following table provides information concerning our current named executive officers.

NAME                         AGE        POSITION
---------                    ---        -----------------------------------

Emilian Elefteratos          44         Chief Executive Officer,
                                        President and Director
Wayne Taylor                 52         Interim Chief Financial Officer and
                                        Director
Igor J. Schmidt              38         Chief Strategy Officer and Director
Christopher Farnworth        54         Vice President - Corporate Development
                                        and Secretary
Steven Pollini               49         Vice President-Engineering and
                                        Operations
Alexander Gelf               37         Vice President-Business Intelligence and
                                        Analytics
Herve Bertacchi              35         President of Lightec Communications,
                                        Inc.

         Emilian Elefteratos joined our company as Chief Executive Officer and President following the acquisition of SiVault Analytics, Inc. in July 2004.

         Wayne Taylor served as Chief Financial Officer from June 1999 to March 2002 and from March 2003 to August 2003, and has served as interim Chief Financial Officer since June 2004 to present.

         Igor J. Schmidt joined our company as Chief Strategy Officer following our acquisition of SiVault Analytics, Inc. in July 2004 and was elected a director in August 2004, served as a senior business development manager of Vacation Channel Corp.

         Chris Farnworth has served as Vice President-Corporate Development of our company since April 2002 and as a consultant to us from September 2003 until joining our company as an officer. From 1993 to 2002, he served as vice president of Nostrad Telecommunications, Inc. Mr. Farnworth has extensive worldwide Board and operational experience with large and small multi national companies in high technology focusing upon business development, strategic planning and development of broadband telecommunications networks. He was managing director of Coastal International Agencies and BIX Engineering, both subsidiaries of a major multinational company based in Singapore with offices in Hong Kong, Indonesia, and Malaysia.

     Steve Pollini joined our company as Vice President-Engineering and Operations following our acquisition of SiVault Analytics, Inc. in July 2004. Prior thereto and since 2003, Mr. Pollini had been employed by SiVualt Analytics, Inc. as vice president engineering and network operations. Mr. Pollini has more than 25 years of technical and management experience in both startup and large corporate environments. In 2002 he co-founded Vivin Systems, a computer networking company where he served as vice president-engineering until joining SiVault Analytics, Inc. He served as vice-president-engineering and network operations for Qiva, Inc. from 2000 to 2001, a software service hosting company. For about nine years prior thereto, Mr. Pollini held senior technical leadership and managerial positions in UPS' R&D and Information Systems groups as well as within General DataComm's high-speed networking multiplexer division.

     Alexander Gelf joined our company as Vice President-Business Intelligence and Analytics following our acquisition of SiVault Analytics, Inc. in July 2004. Prior thereto and since 2003, Mr. Gelf had been employed by SiVualt Analytics, Inc. as a vice president. Mr. Gelf has over 15 years of experience in systems design and analysis, software architecting, project management and product development. Mr. Gelf was employed by Sun Microsystems, Inc., a hardware and software manufacturer from 1997 until 2003, including as senior architect and project leader since 1999. From 1995 to 1997 he served as a member of the technical staff of SunSoft, Inc. He spent 10 years working for Sun Microsystems in various positions, from software engineer to senior software architect. Mr. Gelf holds several patents related to data processing. Mr. Gelf was a founder and the chief executive officer of DLI, a Silicon Valley consulting company, that provided software consulting services to a number of companies including Cisco Systems, 3Com and Longs Drugs.

     Herve Bertacchi has served as President of Lightec since August 2003. From March 2003 to August 2003 Mr. Bertacchi served as president of Datagility, Inc., a private company. Mr. Bertacchi is a senior information security specialist with more than 10 years of experience in security risk assessment, vulnerability assessment and security architecture design. As security consultant for Cap Gemini E&Y US from 1994 to March 2003, Mr. Bertacchi was responsible for the creation of CGE&Y's security practice in the United States.


                          BOARD MEETINGS AND COMMITTEES

BOARD MEETING ATTENDANCE

         During the year ended June 30, 2004, each incumbent Director attended at least 75% of the total number of Board of Directors meetings and meetings of committees on which he served. Ken Taylor was only able to attend 10% of the time.

DIRECTOR FEES

         Each director is elected to hold office until the next annual meeting of stockholders and until his successor is elected and qualified. Our Board held 10 meetings during the fiscal year ended June 30, 2003. Our directors receive US$1,000 for their attendance at each board meeting and US$500 for each telephonic board meeting, which each director waived. All officers serve at the discretion of the Board of Directors subject to the terms and conditions of their agreements with the Company as approved by the Compensation Committee.

COMPENSATION COMMITTEE

         The Compensation Committee is composed of Gerard Munera, (Chairman), Allan Gibbins and Stuart Platt. The responsibilities of our committee include reviewing our incentive plans, reviewing and approving the compensation of our executive officers, and determining the option awards given to our officers. Members of the Committee have never served as our officers or employees or officers or employees of any of our subsidiaries. The Compensation Committee held 3 meetings in 2004.

AUDIT COMMITTEE

         The Audit Committee, which currently consists of Allan Gibbins [(Chairman)], Stuart Platt and Elaine Bloom, assists the Board of Directors by recommending the engagement of independent public accountants, reviewing and considering actions of our management in matters relating to audit functions, reviewing with independent public accountants the scope and results of their audit engagement, reviewing reports from various regulatory authorities, reviewing the system of internal controls and procedures and reviewing the effectiveness of procedures intended to prevent violations of law and regulations.

NOMINATING COMMITTEE AND CORPORATE GOVERNANCE

         The Nominating Committee and Corporate Governance is composed of Elaine Bloom (Chairman), Wayne Taylor, and David Dalton. The responsibilities of our committee include reviewing our nomination of directors and advisors and overseeing the corporate governance procedures. Members of the Committee have never served as our officers or employees or officers or employees of any of our subsidiaries, except for Wayne Taylor who serves as the Interim Chief Financial Officer.

         The Board of Directors adopted a charter for the Audit Committee. A copy of the Audit Committee's Charter was previously filed with the Company's Definitions Proxy Statement for its 2003 Annual Meeting of Shareholders.

         All members of the Audit Committee are "independent" within the meaning of NASDAQ Marketplace Rule 4200(a)(15).

         The information contained in this Annual Report with respect to the Audit Committee charter and the independence of the members of the Audit Committee shall not be deemed to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate it by reference to such filing.

                             AUDIT COMMITTEE REPORT

         The following is the report of our Audit Committee with respect to our audited financial statements for the year ended June 30, 2004.

         REVIEW WITH MANAGEMENT:

         We have reviewed and discussed our audited financial statements with management.

         REVIEW AND DISCUSSIONS WITH INDEPENDENT PUBLIC ACCOUNTANTS:

         The Committee has discussed with Miller Ellin & Company LLP ("Miller Ellin") our independent auditors, the matters required to be discussed by Statement on Auditing Standards No. 61, "Communication with Audit Committees," regarding the auditors judgments about the quality of our accounting principles as applied to its financial reporting.

         The Audit Committee of the Board of Directors has considered whether the provision of the non-audit services is compatible with maintaining the independence of our principal accountants.

         The Committee also has received written disclosures and the letter from Moffitt that is required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees," and has discussed with Miller Ellin its independence.

         CONCLUSION:

         Based on the review and discussions referred to above, the Committee recommended to the Board of Directors that its audited financial statements be included in our Annual Report on Form 10-KSB for the year ended June 30, 2004 for filing with the Securities and Exchange Commission.

Submitted by the Audit Committee of the Board of Directors

Allan Gibbins, Chairman
Stuart Platt
Elaine Bloom

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the aggregate compensation earned by, paid to, or accrued for our chief executive officer and each other executive officer whose aggregate compensation, was in excess of $100,000, based on their salary and bonus for the fiscal year ended June 30, 2004, who we refer to as our named executive officers.




                                                   SUMMARY COMPENSATION TABLE

                                            ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
                                      ----------------------------   ----------------------------------------------------
                                                 AWARDS                       AWARDS             PAYOUTS
                                                 ------     ------   -------------------------   -------
                                                            OTHER                   SECURITIES
NAME AND                                                    ANNUAL   RESTRICTED     UNDERLYING
PRINCIPAL                  FISCAL                           COMPEN-    STOCK         OPTIONS/      LTIP       ALL OTHER
POSITION                    YEAR      SALARY      BONUS     SATION     AWARDS          SARS       PAYOUTS    COMPENSATION
-------------------        -------    ------      -----     ------   -----------    -----------   -------    ------------


Emilian Elefteratos (1)     2004         --        --         --            --             --        --              --
President and Chief         2003         --        --         --            --             --        --              --
Executive Officer           2002         --        --         --            --             --        --              --


--------------------


Wayne                       2004      $35,750      --         --            --             --        --              --
Taylor, (2)
Chief Financial             2003      $18,000      --         --            --             --        --              --
Officer
                            2002      $  --        --         --            --             --        --              --

-------------------        -------    -------     -----     ------   -----------    -----------   -------    ------------

                                            ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
                                      ----------------------------   ----------------------------------------------------
                                                 AWARDS                       AWARDS             PAYOUTS
                                                 ------     ------   -------------------------   -------
                                                            OTHER                   SECURITIES
NAME AND                                                    ANNUAL   RESTRICTED     UNDERLYING
PRINCIPAL                  FISCAL                           COMPEN-    STOCK         OPTIONS/      LTIP       ALL OTHER
POSITION                    YEAR      SALARY      BONUS     SATION     AWARDS          SARS       PAYOUTS    COMPENSATION
-------------------        -------    ------      -----     ------   -----------    -----------   -------    ------------



Igor J.                     2004      $ --
Schmidt,
Chief Strategy              2003      $ --
Officer (3)
                            2002      $ --

-------------------        -------    ------      -----     ------   -----------    -----------   -------    ------------
Chris                       2004      $112,650
Farnworth (4)
Vice                        2003      $126,000
President
                            2002      $126,000


-------------------        -------    ------      -----     ------   -----------    -----------   -------    ------------
Herve'                      2004      $121,666
Bertacchi, (5)
President                   2003      $_____
Lightec
Communication,              2002      $_____
Inc.
-------------------        -------    -------     -----     ------   -----------    -----------   -------    ------------


    (1) Mr. Elefteratos joined the Company in July, 2004. He is currently compensated at the rate of $225,000 per annum.
    (2)  Mr. Taylor joined the Company in July, 1999, as a founder.
    (3) Mr. Schmidt joined the Company in July 2004. He is currently compensated at the rate of $220,000 per annum.
    (4) Mr. Farnworth joined the Company as an employee in April, 2002; prior to that time he served as a consultant to the Company from September 2001.
    (5) Herve' Bertacchi joined the Company in August, 2003. Prior to joining the Company, he received $32,000 in consulting fees in fiscal 2004.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                INDIVIDUAL GRANTS

There were no stock options/SARs granted to our named executive officers during the fiscal year ended June 30, 2004:


   AGGREGATED OPTION/SAR EXERCISES DURING THE FISCAL YEAR-ENDED JUNE 30, 2004
                     AND FISCAL YEAR-END OPTION/SAR VALUES

         There were no stock options/SARs owned by the Company's named executive officers as of the fiscal year ended June 30, 2004.

EMPLOYMENT CONTRACTS

         Herve Bertacchi is employed as our Technical Vice President and President of Lightec Communications (wholly owned subsidiary), and his base salary is $ 160,000 per annum, effective July 1, 2004.

         Christopher Farnworth is employed as our Vice President, Corporate Development under an employment agreement. His base annual salary is $132,000. He will be eligible for an annual performance bonus based on achieving certain targets, as set forth in his employment agreement, beginning in 2005 in respect of performance in 2004.

STOCK OPTION PLAN

         In April 2004 the Company adopted its 2004 Incentive Stock Plan (the "2004 Plan").

         The 2004 Plan permits the grant of stock options, stock awards (awards in the form of shares of our stock or stock units, in either case for which no payment by the participant is required) and restricted stock purchase awards.

         Stock options granted under the 2004 Plan may be options intended to qualify as incentive stock options ("ISOs") under Section 422 of the Internal Revenue Code or nonqualified stock options ("NSOs"), which are options that are not intended to qualify as ISOs. Stock options granted to a person who owns more than ten percent of our or any of our subsidiary's voting power shall have exercise prices of at least 110% of fair market value of our stock on the date of grant. Stock options granted to others will have exercise prices of not less than 100% of the fair market value of our stock on the date of grant if they are ISOs and not less than 85% of the fair market value of our stock on the date of grant if the are NSOs. Stock options granted under the 2004 Plan may only be transferred by will or the laws of descent and distribution. Stock options granted under the 2004 Plan will have terms of not more than 10 years. The 2004 Plan contains limitations on vesting of stock options. The effect of a termination of employment or service on a participant's stock options depends on the reason for the termination, and is described in the 2004 Plan and award agreements.

         Stock awards give participants shares of our common stock or the right to receive shares of our common stock. A participant's rights with respect to stock awards may be subject to conditions established by our Board of Directors or Executive Compensation Committee, including continued service, achievement of specified business objectives, indices, attaining growth rates and other measurements of our performance, conditioned upon satisfaction of company or individual performance goals. Stock awards may also be awarded free of restrictions. Restricted stock purchase awards give participants the opportunity to purchase shares of our common stock, subject to restrictions prescribed by our Board of Directors or Executive Compensation Committee. With certain limited exceptions described in the 2004 Plan, stock awards and restricted stock purchase awards granted under the 2004 Plan are not transferable. The effect of a termination of employment or service on a participant's stock options depends on the reason for the termination, and is described in the 2004 Plan and award agreements.

         The 2004 Plan provide for the issuance of up to 2,250,000 shares pursuant to awards. Stock issued under the 200 Plan may be authorized but unissued stock or stock that we have reacquired. Shares covered by awards that terminate or expire and shares that we repurchase in accordance with the terms of an award shall again be available for issuance under the 2004 Plan. In the event of a change in our outstanding stock in connection with a stock split, stock dividend, recapitalization, merger, spin off or similar event, the number of shares that may be issued under the 2004 Plan and the number and price of shares subject to outstanding awards may be adjusted by the Board of Directors or the Executive Compensation Committee.

         The 2004 Plan is administered by the Gerard Munera of the Executive Compensation Committee of the Board of Directors. The committee has authority to grant awards, determine from the eligible group of participants those to whom awards will be granted, determine the terms of awards, construe and interpret the plan, amend outstanding awards, and perform such other duties relating to the plan's administration. The Board may, at any time and from time to time, alter, amend, suspend or terminate the 2004 Plan in whole or in part, subject to certain restrictions as stated in the 2004 Plan.

         Awards under the 2004 Plan may be made to employees, directors and consultants of SiVault Systems, Inc. or its subsidiaries, as selected by the 2004 Plan's administrator. The approximate number of persons who are currently eligible to participate under the 2004 Plan is 30, which includes 15 employees, 7 directors and 5 consultants. As of June 30, 2004 no options to purchase shares had been issued to employees under the 2004 Plan.

         EQUITY COMPENSATION PLANS

         The following table sets forth certain information as of the fiscal year ended June 30, 2004 with respect to our compensation plans (including individual compensations arrangements).

                 EQUITY COMPENSATION PLAN INFORMATION TABLE (1)

------------------------------ ---------------------------- ---------------------------- ---------------------
                                           (a)                          (b)                      (c)
------------------------------ ---------------------------- ---------------------------- ---------------------
                                                                                             Number of
                                                                                             securities
                                                                                              remaining
                                                                                            available for
                                         Number of                                          future issuance
                                      securities to be                                        under equity
                                        issued upon              Weighted-average          compensation plans
                                        exercise of              exercise price of            (excluding
                                        outstanding                outstanding                securities
                                      options, warrants          options, warrants           reflected in
Plan Category                            and rights                 and rights                column (a))
------------------------------ ---------------------------- ---------------------------- ---------------------
Equity
compensation plans
approved by                           ______                      _____                          2,250,000
security holders
------------------------------ ---------------------------- ---------------------------- -----------------------
Equity
compensation plans
not approved by
security holders                      ______                      _____                           _____
------------------------------ ---------------------------- ---------------------------- -----------------------
Total
------------------------------ ---------------------------- ---------------------------- -----------------------

         (1) The company adopted a stock option plan on April 30, 2004. No options were issued under the plan during the 2004 fiscal year. The company has reserved 2,250,000 shares for issuance under the plan.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

         The following table indicates how many shares of common stock were beneficially owned, as of September 22, 2004 by (1) each person known by us to be the owner of more than 5% of the outstanding shares of common stock, (2) each director, (3) each executive officer named in the Summary Compensation Table and
(4) all directors and executive officers as a group. In general, "beneficial ownership" includes those shares a person has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on September 22, 2004, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. We based our calculation of the percentage owned on September 22, 2004 by our officers and directors as a group as being 5,372,957 shares of the 14,011,693 shares of common stock outstanding.

                                                              AMOUNT AND NATURE OF    PERCENT
                                                                  BENEFICIAL            OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                          OWNERSHIP(2)         CLASS
------------------------------------------------------       --------------------     --------
Gesture Recognition Technologies                                   1,130,124            8.07%
International Limited
c/o CIBC Trust and Merchant Bank
(Barbados) Limited
Bank Warrens Street,
Michael's Bar, Barbados (3)


Wayne Taylor (4)                                                   1,179,124            8.42%

Allan Gibbins (11)                                                    50,000                *
212 Westridge Drive
Kleinberg, ON Canada

Synergex Group LLC (5)                                             1,163,936            8.31%
16 Old Mill Road
Greenwich, CT

Gerard E. Munera (6)                                               1,390,936            9.93%
16 Old Mill Road
Greenwich CT


Emilian Elefteratos (7)                                            1,040,000            7.42%


Igor Schmidt (12)                                                  1,040,000            7.42%

Chris Farnworth                                                      294,883            2.10%

Ken Taylor                                                            50,000                *

David Dalton (8)                                                     100,000                *


Elaine Bloom (9)                                                      71,875                *

Stuart Platt (10)                                                     50,000                *

All officers and directors as a group                              5,372,957           38.35%
(10 individuals)


         * Indicates less than 1% of the outstanding shares of the Company's common stock

---------------

1. Except as otherwise noted, the address of each beneficial owner is c/o SiVault Systems, Inc., 500 Fifth Avenue, Suite 1650, New York, New York, 10110.

2. Except as otherwise noted in the footnotes to this table, the named person owns directly and exercises sole voting and investment power over the shares listed as beneficially owned by such persons. Includes any securities that such person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

3. Shares are owned by the GRT Family Trust established by Mr. Taylor and as to which he maintains beneficial ownership.

4. Includes shares owned by the GRT Trust as to which Mr. Taylor maintains beneficial ownership; does not include options to purchase 25,000 shares of common stock which are exercisable within 60 days and which were granted to Mr. Taylor in October 2004.

5. Synergex Group LLC ("Synergex")is a family holding company as to which Mr. Gerard Munera serves as Managing Partner and owns an approximately 17% beneficial interest.

6. Includes 1,113,936 shares owned by Synergex. Does not include 400,000 shares that he may acquire upon exercise of a warrant more than 60 days after November 30, 2004 or options to purchase 25,000 shares of common stock granted to Mr. Munera in October 2004.

7. Does not include options to purchase 25,000 shares of common stock which were granted to Mr. Elferatos in October 2004.

8. Does not include options to purchase 25,000 shares of common which were granted to Mr. Dalton in October 2004.

9. Does not include options to purchase 25,000 shares of common stock which were issued to Ms. Bloom in October 2004.

10. Does not include options to purchase 25,000 shares of common stock issued to Mr. Platt in October 2004.

11. Does not include options to purchase 25,000 shares of common stock issued to Mr. Gibbins in October 2004.

12. Does not include options to purchase 25,000 shares of common stock issued to Mr. Schmidt in October 2004.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On June 11, 2002, Synergex Group LLC ("Synergex") (of which Gerard Munera, a director of our Company is managing partner and a member) loaned the Company $1,000,000 to facilitate the acquisition of Lightec. The note bore interest at 9% and originally matured on December 31, 2002.

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

        The note was secured by certain Lightec assets. On May 25, 2004, the Company agreed to grant a warrant to Synergex to purchase 400,000 shares of common stock at a price of $2.50 for a period of two years, in, order to extend the initial repayment terms of the note by three months.

        On June 24, 2004, the Company entered into a settlement agreement with Synergex. Under the terms of the settlement, Synergex was issued 485, 484 shares (48,548 of these shares were directed to legal counsel) of common stock of the Company valued at $2.00 per share, in exchange for surrender of the note with the remaining balance due of $970,968.

         On July 2, 2004, we borrowed $150,000 from Synergex Group LLC (and a former officer and director of the Company) to provide short term financing for paying off a loan from a stockholder. The notes evidencing these loans are unsecured and re-payable on demand on or after July 2, 2005 with an interest rate of 1% above LIBOR. We believe that the term of these loans from Synergex are as favorable to us as those which we could have obtained from an unaffiliated party.

         On June 28, 2002 in connection with the acquisition of Lightec, 200,000 shares of common stock were issued and a $200,000 fee was accrued to Chris Farnworth, our Vice President for Business Development, as a finder's fee, under the terms of his December 15, 2001 consultancy agreement with us. This amount was subsequently converted into shares.

         On June 30, 2002, the Company issued a convertible debenture to Edinburgh Investments LLC ("Edinburgh") in the amount of $1,680,000. The debenture is secured in the first priority against the revenues and assets of the Lightec business. The debenture matured on June 30, 2003 and accrued interest at 10% payable quarterly.

         On August 29, 2003, Edinburgh obtained a court order for settlement against the Company requiring the Company to pay the following:

         i) pay Edinburgh $50,000 on each of October 31, 2003, November 28, 2003 and December 31, 2003 ($150,000 paid);

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

         iii) pay Edinburgh the accrued interest for December 31, 2003 onward on January 5, 2004, April 5, 2004, July 15, 2004 and October 5, 2004;

         iv) pay Edinburgh 15% of all funds received from the Bridgeport School contract until the principal and interest is fully paid

          v) delivered to Edinburgh a five year warrant to purchase 672,000 shares of common stock at an exercise price of $3.00 per share in consideration of extending the maturity date to December 31, 2004.

         The current balance due to Edinburgh is $1,375,318. The Company intends to pay this indebtedness in full on or before December 31, 2004.

          From time to time, we have obtained advances from certain officers. Between February 18, 2002 and May 24, 2002, Wayne Taylor, our Chief Financial Officer until April 1, 2002 and a promoter of our company, advanced $72,519 to us. Mr. Taylor has converted these amounts owed into shares.

         On May 15, 2002, we sold shares of our common stock for $0.10 per share to David Alexander, our then-Chief Financial Officer (150,000 shares), Stephen Henry, our then-Secretary, (280,000 shares) and Wayne Taylor, then a promoter of our company (400,000 shares).

         Certain Officers, employees have converted deferred compensation due to them into common shares of the Company

         These include;

         Chris Farnworth:           Amount Converted to shares  $ 231,813

         Wayne Taylor:              Amount Converted to shares  $ 114,549





                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no other reports were required for those persons, we are not aware of any failure to file reports or report transactions in a timely manner during the fiscal year ended June 30, 2004.

ITEM 13. EXHIBITS.

The following exhibits are included as part of this report:

Exhibit
Number        Title of Document
------        -------------------
2.1           Stock Purchase Agreement dated July 9, 2004 among the registrant and all shareholders of SiVault Analytics, Inc. (Incorporated by reference to the registrant's report on Form 8-K filed on July 20,
              2004)*

3.1 Amended and Restated By-Laws of the registrant. (Incorporated by reference to Exhibit 3.1 to the registrant's report on Form 10-Q filed on June 4, 2004)*

10.1 2004 Incentive Stock Plan of the registrant. (Incorporated by reference to the Registrant's Proxy Statement on Schedule 14A filed on April 19, 2004)*

10.2 Settlement Agreement dated June 4, 2004 among the registrant, MaryAnne Richard, Michael Richard and Lightec Communications Corp.(Incorporated by reference to the registrant's report on Form 8-K filed on June 8, 2004)*

10.3 Warrant in favor of MaryAnne Richard to purchase 400,000 shares expiring May 6, 2006 (Incorporated by reference to the registrant's report on Form 8-K filed on June 8, 2004)*

10.4 Settlement Agreement dated June 23, 2004 between the registrant and Synergex Group, LLC (Incorporated by reference to the Statement on Schedule 13D filed by Synergex Group LLC and Gerard Munera on July 1, 2004)*

10.5 Sublease dated September 24, 2004 between the registrant and Euclid Network Solutions for San Jose facility.*

10.6 Exclusive Distribution and Partnership Rights Agreement dated August 15, 2003 between the registrant and WonderNet, Ltd.*

10.7 Strategic Partnering and ASP License Agreement effective as of May 13,2004 between SiVault Analytics, Inc. and Viaquo Corporation.*

10.8 ISV and Reseller License Agreement effective May 13, 2004 between SiVault Analytics, Inc. and Communications Intelligence Corporation.*

10.9 Reseller Agreement effective May 13, 2004 between Hypercom U.S.A.,Inc. and SiVault Analytics, Inc.*

10.10 Agreement dated March 2, 2004 for Purchase and Sale of Assets between SiVault Analytics, Inc. and @POS.com, Inc.*

10.11 Master Agreement effective September 15, 2004 between Opus Software Solutions Pvt. Ltd and the registrant.*

10.12 Software License and Strategic Alliance Agreement effective September 2004 between Intelli-Check, Inc. and the registrant.*

10.13 Strategic Alliance and Exclusive Management Agreement effective September 22, 2004 between Rycom CCI Inc. and the registrant.*

21.1          List of Subsidiaries of the registrant.*

31.1          Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive
              Officer.**

31.2          Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial
              Officer.**

32.1          Section 1350 Certification of Chief Executive Officer.**

32.2          Section 1350 Certification of Chief Financial Officer.**


*  PREVIOUSLY FILED
** FILED HEREWITH





ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Accountants for 2004 and 2003

         The total fees and related expenses for professional services provided by the Company's independent registered public accounting firms Amisano Hanson, and Miller Ellin and Company, LLP for the fiscal years ended June 30, 2003 and 2004 are presented in the table below.

                                Year ended May 31
                                   -----------

                               2004 Fees 2003 Fees
                               -------------------

               Audit Fees    $  95,937    $ 81,378
       Audit Related Fees    $    -0-     $    -0-
                 Tax Fees    $    -0-     $    -0-
           All Other Fees    $    -0-     $    -0-

         The Audit Fees listed above were billed in connection with the audit of our financial statements for the fiscal year and the review of the financial statements included in our quarterly reports on Forms 10--QSB for the fiscal year.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                    SiVault Systems, Inc.

                                    By: /s/ Emilian Elefteratos
                                    ------------------------------
                                    Emilian Elefteratos, Chief Executive Officer
                                    Dated: October 28, 2004

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                  Capacity                       Date
----------------------- -----------------------------------    -----------------

                        Chief Executive Officer, President
                        and Director (principal executive
/s/ Emilian Elefteratos officer)                               October 28, 2004
----------------------- -----------------------------------    -----------------
Emilian Elefteratos

                        Interim Chief Financial Officer
                        (principal financial and
/s/ Wayne Taylor        accounting officer) and Director       October 28, 2004
----------------------- -----------------------------------    -----------------
Wayne Taylor

                        Chief Strategy Officer and
/s/ Igor Schmidt        Director                               October 28, 2004
----------------------- -----------------------------------    -----------------
Igor Schmidt


/s/ Elaine Bloom        Director                               October 28, 2004
----------------------- -----------------------------------    -----------------
Elaine Bloom


/s/ Gerard Munera       Chairman of the Board of Directors     October 28, 2004
----------------------- -----------------------------------    -----------------
Gerard Munera


/s/ Allan Gibbins       Director                               October 28, 2004
----------------------- -----------------------------------    -----------------
Alan Gibbins


/s/ Stuart Platt        Director                               October 28, 2004
----------------------- -----------------------------------    -----------------
Stuart Platt


/s/ David Dalton         Director                              October 28, 2004
-----------------------  ----------------------------------    -----------------
David Dalton


/s/ Ken Taylor           Director                              October 28, 2004
-----------------------  ----------------------------------    -----------------
Ken Taylor