Form 10QSB
period 2004-09-30
SiVault Systems, Inc.
filed 2004-11-12
CIK 1101046

FORM 10QSB
SIVAULT SYSTEMS, INC. - SVTL.OB
FILED: NOVEMBER 12, 2004 (PERIOD: SEPTEMBER 30, 2004)
Quarterly report filed by small businesses

                                Table Of Contents

PART I.
.. . . . . . . . . . . . . . . . . . . . . .
ITEM 1. FINANCIAL INFORMATION
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 3 CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS
ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3 DEFAULTS ON SENIOR SECURITIES
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5 OTHER INFORMATION
ITEM 6 EXHIBITS
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   Form 10-QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

                  COMMISSION FILE NUMBER             0-30711

                              SIVAULT SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

             Nevada                                      98-0209119
State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization

                           500 5th Avenue, Suite 1650
                               New York, NY 10110
                    (Address of principal executive offices)

                                 (212) 931-5760
              (Registrant's telephone number, including area code)

(Former Name, Former Address, and Former Fiscal Year, if changed since last report)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the Registrant is an Accelerated Filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2004

Common Stock, $.001 par value                        14,548,410
Class                                                Number of shares

                     SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
                                      INDEX

PART I

                       Item 1
        Financial Information                                          Page No.
        ---------------------                                          --------

        Consolidated Balance Sheets as of September 30, 2004 and
        June 30, 2004                                                  5 - 6

        Consolidated Statements of Comprehensive Loss for the
        three months ended September 30, 2004 and 2003
                                                                           7
        Consolidated Statements of Operations for the three
        months ended September 30, 2004 and 2003
                                                                           8
        Consolidated Statements of Stockholders' Equity for the
        three months ended September 30, 2004                              9

        Consolidated Statements of Cash Flows for the three
        months ended September 30, 2004 and 2003
                                                                     10 - 11
        Notes to Consolidated Financial Statements for the period
        ended September 30, 2004                                     12 - 26

SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY SECURITY BIOMETRICS, INC.)
CONSOLIDATED BALANCE SHEETS


                                                      SEPTEMBER 30,   JUNE 30,
                                                         2004           2004
                                                     ------------   -----------

CURRENT ASSETS
  Cash                                               $    646,539    $  112,880
  Accounts receivable                                     591,748       848,617
  Inventory                                                 3,884         3,884
  Prepaid expenses and other current assets               168,040        58,788
                                                     ------------    ----------
     TOTAL CURRENT ASSETS                               1,410,211     1,024,169

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
 DEPRECIATION                                             683,426       636,994

SECURITY DEPOSITS                                         112,866        56,916
EXCESS COST OVER NET ASSETS ACQUIRED                    7,863,060             -
                                                     ------------    ----------

                                                     $ 10,069,563    $1,718,079
                                                     ============    ==========

The accompanying notes are an integral part of these consolidated financial statements.

SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY SECURITY BIOMETRICS, INC.)
CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                                               SEPTEMBER 30,    JUNE 30,
                                                                                  2004            2004
                                                                            ---------------   -------------

CURRENT LIABILITIES
    Accounts payable and accrued liabilities - non-related parties          $     2,352,454   $  2,558,883
    Accounts payable and accrued liabilities - related parties                      296,315        789,410
    Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                                -         90,018
    Convertible debenture payable                                                 1,358,569      1,358,569
    Notes payable - related parties                                                 150,000        339,983
    Capital lease obligations                                                         1,679          3,329
    Corporate income taxes payable                                                  129,920        129,920
    Current liabilities of discontinued operations                                   93,913         93,913
                                                                            ---------------   ------------
      TOTAL CURRENT LIABILITIES                                                   4,382,850      5,364,025
                                                                            ---------------   ------------

DEFERRED RENT EXPENSE                                                                15,339         16,954
                                                                            ---------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock
     Authorized - 50,000,000 shares $0.001 par value
  Issued and outstanding - 14,458,410 shares and 7,924,664 shares
     at September 30, 2004 and June 30, 2004, respectively                           14,457          7,924
  Additional paid-in capital                                                     25,303,527     14,548,456
  Accumulated other comprehensive loss                                               (7,311)        (7,222)
  Accumulated deficit                                                           (19,639,299)   (18,212,058)
                                                                            ---------------   ------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                      5,671,374     (3,662,900)
                                                                            ---------------   ------------
                                                                            $    10,069,563   $  1,718,079
                                                                            ===============   ============


The accompanying notes are an integral part of these consolidated financial statements.

SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY SECURITY BIOMETRICS, INC.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS


                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                               --------------   --------------
                                                     2004             2003
                                               --------------   --------------

NET LOSS                                       $  (1,427,241)   $    (321,077)
 OTHER COMPREHENSIVE LOSS
  Foreign currency translation
   adjustment                                            (89)          (1,206)
                                               -------------    -------------
COMPREHENSIVE LOSS                             $  (1,427,330)   $    (322,283)
                                               =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY SECURITY BIOMETRICS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                             -------------- -----------
                                                                 2004         2003
                                                             -------------- -----------
REVENUES
  Contract revenues earned                                   $     851,990  $   158,700
  Other revenues                                                     4,200       12,067
                                                             -------------  -----------
    TOTAL REVENUES                                                 856,190      170,767
                                                             -------------  -----------

OPERATING EXPENSES:
  Cost of revenues earned                                          391,004       77,111
  Selling, general and administrative                            1,118,007      671,977
  Issuance of common stock and stock options for services          710,500       12,500
                                                             -------------  -----------
                                                                 2,219,511      761,588
                                                             -------------  -----------

LOSS FROM OPERATIONS                                            (1,363,321)    (590,821)
                                                             -------------  -----------
OTHER EXPENSES:
  Interest expense                                                  63,920       90,189
                                                             -------------  -----------
                                                                    63,920       90,189
                                                             -------------  -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                          (1,427,241)    (681,010)

PROVISION FOR INCOME TAXES                                               -            -
                                                             -------------  -----------

LOSS FROM CONTINUING OPERATIONS                                 (1,427,241)    (681,010)

INCOME FROM DISCONTINUED OPERATIONS                                      -      359,933
                                                             -------------  -----------

NET LOSS                                                     $  (1,427,241) $  (321,077)
                                                             =============  ===========

BASIC AND DILUTED LOSS PER COMMON SHARE:
  Continuing operations                                      $       (0.11) $     (0.11)
                                                             =============  ===========
  Discontinued operations                                    $           -  $      0.06
                                                             =============  ===========
  Net loss                                                   $       (0.11) $     (0.05)
                                                             =============  ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                                    12,783,494    6,249,755
                                                             =============  ===========


The accompanying notes are an integral part of these consolidated financial statements.

SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY SECURITY BIOMETRICS, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
THREE MONTHS ENDED SEPTEMBER 30, 2004



                                                                                                                        TOTAL
                                        COMMON STOCK             ADDITIONAL          OTHER                          STOCKHOLDERS'
                                ------------------------------    PAID IN        COMPREHENSIVE     ACCUMULATED         EQUITY
                                   SHARES          AMOUNT         CAPITAL            LOSS            DEFICIT        (DEFICIENCY)
                                -------------- --------------- --------------- ----------------- ----------------- ----------------

BALANCE, JUNE 30, 2004 (AUDITED)    7,924,664   $       7,924    $  14,548,456   $      (7,222)   $  (18,212,058)   $  (3,662,900)

ISSUANCE OF COMMON
 STOCK FOR:
  Cash (net of finders fees)        1,412,074           1,411        1,624,058               -                -         1,625,469
  Services                            395,000             395          633,105               -                -           633,500

ISSUANCE OF COMMON STOCK TO
  SETTLE ACCOUNTS PAYABLES
  AND ACCRUED LIABILITIES             420,005             420          667,881               -                -           668,301

ISSUANCE OF COMMON STOCK FOR
THE ACQUISITION OF SIVAULT
ANALYTICS, INC. AND RELATED
COSTS                               4,140,000           4,140        7,419,860               -                -         7,424,000

EXERCISE OF STOCK WARRANTS            166,667             167          333,167               -                -           333,334

ISSUANCE OF STOCK OPTIONS FOR
SERVICES                                    -               -           77,000               -                -            77,000

OTHER COMPREHENSIVE LOSS                    -               -                -             (89)               -               (89)

NET LOSS                                    -               -                -               -       (1,427,241)       (1,427,241)
                                -------------   -------------    -------------   -------------    -------------    --------------

BALANCE, SEPTEMBER 30, 2004
(UNAUDITED)                        14,458,410   $      14,457    $  25,303,527   $      (7,311)   $ (19,639,299)    $   5,671,374
                                =============   =============    =============   =============    =============     =============

The accompanying notes are an integral part of these consolidated financial statements.

SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY SECURITY BIOMETRICS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                         ---------------------------
                                                                            2004           2003
                                                                         -----------   -------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net loss from continuing operations                                      $(1,427,241)  $ (681,010)
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation of property and equipment                                       20,632        2,487
  Issuance of common stock for consulting services                            633,500       12,500
  Issuance of options for consulting services                                  77,000            -
  Deferred rent expense                                                        (1,615)           -
 Changes in assets and liabilities:
  Accounts receivable                                                         256,869      (77,826)
  Inventory                                                                         -       (8,366)
  Prepaid expenses and other current assets                                  (109,252)       4,526
  Security deposits                                                           (55,500)           -
  Accounts payable and accrued liabilities                                   (413,170)     279,185
  Costs and estimated earnings in excess of billings
    on uncompleted contracts                                                  (90,018)           -
                                                                          -----------   ------------
NET CASH USED IN OPERATING ACTIVITIES                                      (1,108,795)    (468,504)
                                                                          -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash acquired in acquisition                                                   5,622            -
 Purchase of property and equipment                                           (15,249)      (2,087)
 Advances to discontinued subsidiary                                                -     (198,969)
                                                                          -----------   ----------

NET CASH USED IN INVESTING ACTIVITIES                                          (9,627)    (201,056)
                                                                          -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from the issuance of common stock                             1,625,469      820,329
 Proceeds from the exercise of stock warrants                                 333,334            -
 Repayments of shareholders' advances                                        (115,000)           -
 Repayment of note payable - related party                                   (189,983)           -
 Repayments on capital lease obligations                                       (1,650)      (1,308)
                                                                          -----------   ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                   1,652,170      819,021
                                                                          -----------   ----------

EFFECT OF FOREIGN EXCHANGE RATE
  CHANGES ON CASH                                                                 (89)      (1,206)
                                                                          -----------   ----------

NET INCREASE IN CASH                                                          533,659      148,255
                                                                          -----------   ----------

CASH, AT BEGINNING OF PERIOD                                                  112,880        4,092
                                                                          -----------   ----------

CASH, AT END OF PERIOD                                                    $   646,539   $  152,347
                                                                          ===========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY SECURITY BIOMETRICS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                             -----------------------
                                                                                 2004         2003
                                                                             -----------   ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
 Interest                                                                    $   58,185    $       -
                                                                             ===========   =========
 Income taxes                                                                $        -    $       -
                                                                             ===========   =========

NON-CASH INVESTING AND FINANCING ACTIVITIES
  Issuance of common stock for:
  Services                                                                   $   633,500   $  12,500
                                                                             ===========   =========
  Settlement of accounts payables and accrued liabilities                    $   688,301   $       -
                                                                             ===========   =========
  Prepaid expenses                                                           $         -   $  62,500
                                                                             ===========   =========
  Settlement of convertible debenture                                        $         -   $ 100,000
                                                                             ===========   =========

  Excess cost of net assets acquired in the
  acquisition of SiVault Analytics, Inc.                                     $ 7,857,438   $       -
                                                                             ===========   =========

  Issuance of stock options for services                                     $    77,000   $       -
                                                                             ===========   =========

 Issuance of a note payable - related party to
  payoff a note payable - related party                                      $   150,000   $       -
                                                                             ===========   =========

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Security Biometrics, Inc. pursuant to the acquisition of SiVault Analytics, Inc. ("SiVault Analytics") changed its name to SiVault Systems, Inc. ("SiVault") on July 28, 2004.

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

ORGANIZATION

On August 25, 2000, SiVault acquired all of the issued and outstanding stock of Biometric Security, Inc. (hereinafter referred to as "BSI") in exchange for 1,912,884 shares of the Company's common stock. (1,875,000 of these shares were owned by a trust whose beneficiaries were the children of a officer of the Company). This transaction had the effect of what is commonly referred to as a "reverse acquisition" in that the Company is the legal acquirer; however, BSI was the accounting acquirer. In connection with the legal form of this transaction, BSI became a wholly-owned subsidiary of SiVault. For accounting purposes, the acquisition was treated as a recapitalization of BSI rather than a business combination. BSI was subsequently renamed eMedRx, Inc. ("eMedRx Nevada") on December 2, 2002, which is still in the development stage as of September 30, 2004.

On June 29, 2001, SiVault acquired all of the outstanding membership interest of Netface, LLC ("Netface"). Netface is a Connecticut limited liability corporation. Netface held an option to acquire on exclusive worldwide perpetual, royalty-free license to exploit the Gesture Recognition Technology developed by DSI Datotech Systems, Inc. (hereinafter referred to as Datotech) for video games and internet/television. In the year ended June 30,2002, Netface, LLC abandoned its Datotech option and is now inactive.

On March 14, 2002, SiVault acquired 100% of the outstanding common stock of Lightec Communications Corp. ("Lightec"). Lightec is a New York corporation incorporated on July 2, 1996.

On June 28, 2002, SiVault acquired 100% of the outstanding common stock of Datadesk Technologies, Inc. ("Datadesk"). Datadesk designed and produced (through subcontractors) advanced digital input devices and appliances. The Company discontinued its operations as of August 20, 2003.

On January 21, 2003, SiVault incorporated a new subsidiary, eMedRx, Inc. ("eMedRx Canada") under the Company Act of the Province of British Columbia, Canada. eMedRx Canada entered into an exclusive license agreement with the Company to develop and market its electronic medical prescription system around the world. eMedRx Canada was in the development stage at September 30, 2004.

On October 1, 2003, SiVault established a new subsidiary to sell, market and implement the eMedRx product and PenFlow application in the U.S. Healthcare delivery market. In return for the rights to the product, SiVault received consideration of 49% of the stock of the new subsidiary, eMedRx, Inc. ("eMedRx Delaware"). SiVault appointed the chairman, who owns 51% of eMedRx Delaware as of September 30, 2004. The chairman of eMedRx Delaware is also a director of SiVault. EMedRx Delaware has not generated any revenues to date, and its losses have been funded by SiVault. Accordingly, eMedRx Delaware was considered a variable interest entity and has been consolidated in SiVault's financial statements.

On February 18, 2004, SiVault acquired Datagility Inc. ("Datagility"), a software company specializing in anti-money laundering solutions and application service provider services. Its assets include primarily the CyberTrooper software application. Datagility Inc. was acquired in a Stock Purchase Agreement for initial cash consideration of $100,000 and 116,279 shares of common stock valued at $300,000, using the average closing price of the Company's common stock during the 30 trading days subsequent to January 1, 2004. Additional consideration of $100,000 is due on or before December 31, 2004. No revenues have been generated by Datagility Inc. to date.

On July 9, 2004, SiVault acquired SiVault Analytics, Inc., ("SiVault Analytics"), which is in the business of providing products and services to implement secure storage and retrieval of signed documents and signature-based authentication for processing on-line transactions. The acquisition was completed on July 14, 2004, by the Company's purchase of all the outstanding common shares of SiVault Analytics in exchange for 4 million of the Company's newly issued common stock valued at $1.80 per share. SiVault Analytics was incorporated in the State of Delaware on June 16, 2003 under the name of "PERFORMANCE CENTRAL, INC." and changed its name to SiVault Analytics, Inc. on November 5, 2003.

BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company as at September 30, 2004, and for the three months ended September 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and notes thereto included in the Company's Form 10-KSB for the year ended June 30, 2004. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

GOING CONCERN

The consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has experienced significant operating losses since inception. In addition, as at September 30, 2004, the Company has a working capital deficit amounting to approximately $3.0 million.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of SiVault Securities, Inc. and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

VARIABLE INTEREST ENTITIES

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" which was replaced in December 2003 by the issuance of FIN 46R ("FIN 46R"). FIN 46R explains how to identify variable interest entities ("VIEs") and how a company should assess its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46R requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The Company is considered the primary beneficiary of eMedRx Delaware, and accordingly, has consolidated the assets, liabilities and the results of operations of eMedRx Delaware, as of and for the period ended September 30, 2004.

ACCOUNTING ESTIMATES

Management uses estimates and assumptions in preparing consolidated financial statements in accordance with generally accepted accounting principles in the United States. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used. Significant estimates made by management include revenue recognition, the fair values of warrants issued, allowances on receivables, the valuation allowance on deferred tax assets and the valuation of intangible assets.

REVENUE RECOGNITION

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

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability are accounted for as changes in estimates in the current period.

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

ACCOUNTS RECEIVABLE

Management performs ongoing credit evaluations of its customers and estimated that an allowance was not necessary at September 30, 2004 and 2003. Such estimates may change in the future. Accounts receivable represent amounts due from a contract entered into by Lightec.

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

The Company depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

               Furniture and fixtures                               7 Years
               Machinery and equipment                              5 Years
               Computer equipment                                   5 Years
               Software                                             3 Years

INCOME TAXES

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

PATENTS AND TRADEMARK

Costs incurred for the application of patents and trademarks are capitalized and amortized on the straight-line method, based on their estimated useful lives, commencing upon approval of the patent and trademarks. These costs are charged to expense if the patent or trademark is unsuccessful. As of the date of this report, no patents have yet been approved.

GOODWILL

The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," for the accounting for goodwill. According to the FASB requirements, goodwill is capitalized and not amortized. Each year, management is required to review goodwill to determine if there has been an impairment loss to recognize on the carrying value of goodwill.

LONG-LIVED ASSETS

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. For the three month period ended September 30, 2004 and 2003, SFAS No. 144 did not have a material effect on the Company's results of operations, cash flows or financial condition.

DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates that the fair value of all financial instruments as of September 30, 2004 and 2003, as defined in SFAS No. 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the provision of SFAS No. 148, "Accounting for Stock-Based Compensation -
Transition and Disclosure - an amendment of SFAS No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Warrants and options issued to consultants and others are expensed in accordance with SFAS No. 123, as amended by SFAS No. 148.

STOCK ISSUED BY SUBSIDIARY

The issuance of stock by a subsidiary to third parties reduces the proportionate ownership interest in the investee. The subsidiary had raised funds through private placements and, as a result, the additional equity raised was included in additional paid-in capital.

COMPREHENSIVE INCOME

The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income is comprised of foreign currency translation adjustments.

CONCENTRATIONS OF CREDIT RISK

The Company derived substantially all of its revenues from one customer.

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

NOTE 2 DISCONTINUED OPERATIONS

The Company entered into a Stock and Note Transfer Agreement (the "Transfer Agreement") with Pan Pacifica Ltd. ("Pan Pacifica"), effective as of August 20, 2003, to transfer all of the outstanding shares of Datadesk, a wholly-owned subsidiary of the Company, in exchange for Pan Pacifica assuming the net liabilities of Datadesk. The Transfer Agreement was entered into simultaneously with a settlement agreement between the Company and its former officer. In connection with the settlement, the Company transferred available funds in the amount of $151,020 to Pan Pacifica. The Company realized a net gain on the disposal of Datadesk subsidiary of $382,073 for the three months ended September 30, 2003, which was recognized at the date of disposition. During the year ended June 30, 2003, the Company had adopted a formal plan to dispose of Datadesk.

The consolidated financial statements include the following amounts related to discontinued operations of Datadesk:


                                                                   SEPTEMBER 30,      JUNE 30,
                                                                       2004            2004
                                                                   -------------   -----------

            Accounts payable                                       $      93,912   $    93,912
                                                                   -------------   -----------

            Current liabilities of discontinued
            operations                                             $       93,912  $    93,912
                                                                   ==============  ===========

Income from discontinued operations is as follows:

                                                                        THREE MONTHS ENDED
                                                                           SEPTEMBER, 30,
                                                                    -------------------------
                                                                       2004           2003
                                                                    ------------  -----------

            Revenue                                                 $          -  $     6,431
            Direct expenses                                                    -            -
                                                                    ------------  -----------

            Gross profit                                                       -        6,431

            Selling, general and administrative                                -       28,571
                                                                    ------------  -----------
             Net operating loss                                                -      (22,140)
             Gain on disposition of subsidiary                                 -      382,073
                                                                    ------------  -----------
             Income from discontinued
              operations for the period                             $          -  $   359,933
                                                                    ============  ===========

Cash flows from discontinued operations are as follows:

                                                                         THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                     -------------------------
                                                                         2004          2003
                                                                     -----------  ------------
Cash Flows From Operating Activities:
  Net income for the period                                          $       -    $   359,933
  Items not involving cash:
     Gain on disposition of subsidiary                                       -       (382,073)
  Changes in non-cash working capital balances consist of:
     Accounts receivable                                                     -         (2,910)
     Inventories                                                             -          2,375
     Accounts payable and accrued liabilities                                -       (182,198)
                                                                     -----------  -----------

NET CASH USED IN OPERATING ACTIVITIES                                        -       (204,873)
                                                                     -----------  -----------

Cash Flows From Financing Activities:
  Bank indebtedness                                                          -          5,904
  Advances from parent company                                               -        198,969
                                                                     -----------  -----------

 NET CASH USED IN FINANCING ACTIVITIES                                       -        204,873
                                                                     -----------  -----------

 Net change in cash from discontinued operations during the period           -              -
                                                                     -----------  -----------

 CASH, beginning of the period                                               -              -
                                                                     -----------  -----------

 CASH, end of the period                                             $       -    $         -
                                                                     ===========  ===========

NOTE 3 - ACQUISITION OF SIVAULT ANALYTICS

On July 9, 2004, the Company acquired all of the outstanding common shares of SiVault Analytics in exchange for 4 million of the Company's restricted common stock valued at $1.80 per share (market price as of July 9, 2004). The Company issued 140,000 of its common shares valued at $1.60 as finders fees in conjunction with this acquisition. The results of SiVault Analytics' operations have been included in the Company's consolidated financial statements since the date of acquisition.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed from SiVault Analytics at the date of acquisition. SiVault is in the process of evaluating the valuations of certain intangible assets.

         Assets:
             Cash                                           $       5,622
             Property and equipment                                51,815
             Deposits                                                 450
             Excess cost over net assets acquired               7,863,060
                                                            -------------
                                                            $   7,920,947
                                                            -------------
         Liabilities:
             Accrued expenses                               $     381,947
             Shareholders' advance                                115,000
                                                            -------------
                                                                  496,987
                                                            -------------

         Net assets acquired                                $   7,424,000
                                                            =============

The pro forma (unaudited) results of operations as if SiVault Analytics was acquired at the beginning of fiscal 2005 would not be materially different from the consolidated statement of operations for the quarter ended September 30, 2004.

NOTE 4 - PER SHARE INFORMATION

In accordance with SFAS No. 128, "Earnings Per Share," basic net income per common share ("Basic EPS") is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding. Diluted net income per common share ("Diluted EPS") is computed by dividing the net income by the weighted-average number of common shares and dilutive common share equivalents and convertible debentures then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company's consolidated statements of operations. Common stock equivalents totaling 4,314,609 and 2,000,093 were excluded from the calculation of Diluted EPS for the three months ended September 30, 2004 and 2003, respectively, as the exercise prices of the stock options and warrants and convertible debentures were greater than the average share price for the three months ended September 30, 2004, and, therefore, their inclusion would have been anti-dilutive.

The following table sets forth the computation of basic and diluted per share information:


                                                                                THREE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                                  (IN THOUSANDS)
                                                                           ---------------------------
                                                                                2004           2003
                                                                           -------------   -----------
  NUMERATOR:
    Loss from continuing operations                                        $     (1,427)   $      (681)
    Income from discontinued operations                                               -            360
                                                                           ------------    -----------
       Net loss                                                            $     (1,427)   $      (321)
                                                                           ============    ===========

  DENOMINATOR:
     Weighted average common shares outstanding                                  12,783          6,250
     Dilutive effect of:
       Common stock equivalents                                                       -              -
                                                                           ------------    -----------
     Weighted average common shares outstanding, assuming dilution               12,783          6,250
                                                                           ============    ===========

   BASIC AND DILUTED PER SHARE INFORMATION:
    Loss from continuing operations                                        $      (0.11)   $     (0.11)
     Income from discontinued operations                                              -           0.06
                                                                           ------------    -----------
       Net loss                                                            $      (0.11)   $     (0.05)
                                                                           ============    ===========

NOTE 5 - NOTES PAYABLE - RELATED PARTIES


                                                                                       SEPTEMBER 30            JUNE 30,
                                                                                           2004                  2004
                                                                                   --------------------  --------------------

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

On June 4, 2004, the Company entered into a settlement Agreement with MaryAnne and Michael Richard (together, the "Richards") whereby the Richards agreed to settle all obligations and disputes with the Company. The Company agreed to a payment to the Richards of $1,189,983 (new principal and accrued interest) and the May 7, 2004 issuance of a warrant for 400,000 shares of the Company's common stock at $2.50 per share. The Richards agreed to (i) a June 7, 2004 transfer of
850,000 shares (valued at $850,000) of the Company's common stock to a third-party designees of the Company and (ii) settlement of the promissory note.
On July 2, 2004, the parties finalized the settlement and executed a mutual waiver and release of all claims against each other. On July 2, 2004, the
remaining balance of $339,983 was paid to the Richards.                               $           -         $      339,983

SYNERGEX GROUP LLC

On July 2, 2004, the Company issued a $150,000 unsecured note to Synergex Group
LLC ("Synergex"), a related party. The principal and any accrued and unpaid interest on this note is payable on demand by Synergex at any time on or after
July 2, 2005. Interest on the note is equal to the LIBOR Rate plus one percent per annum and is payable on a quarterly basis commencing October 1, 2004. The proceeds from this note were utilized to
payoff the remaining balance on the Richard note.                                           150,000                      -
                                                                                      -------------         --------------
                                                                                      $     150,000         $      339,983
                                                                                      =============         ==============

NOTE 6 - CONVERTIBLE DEBENTURE PAYABLE

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

On August 29, 2003, Edinburgh and the Company entered into a settlement agreement requiring the Company to pay the following:

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

The Company delivered to Edinburgh a five-year warrant to purchase 672,000 shares of common stock at an exercise price of $3.00 per share. This warrant was issued as consideration for extending the maturity date to December 31, 2004.

The Company has not paid 15% of all the receipts from the Bridgeport School Contract and was notified by Edinburgh that it was not in technical compliance with the terms of the settlement.

The convertible debenture balance at September 30 and June 30, 2004 was $1,358,569.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

LEASES

On January 23, 2004, the Company entered into a sublease for its new office space in New York City. On June 22, 2004, the Company entered into a sub-sublease for part of this office space. The sublease and sub-sublease expires on December 30, 2007. In September 2004, the Company sub-subleased a facility space in San Jose, California which expires on May 31, 2008. The sublessor, in the San Jose lease, has the option to terminate, if, on or before January 2, 2005, the Company fails to provide the sublessor with satisfactory evidence that (i) the Company has net cash of at least $3 million, or (ii) the Company has obtained new equity financing of $5 million. If these requirements are not met, the sublessor could terminate the lease after January 2, 2005 with a written notice of at least thirty days prior to such termination. Future annual minimum lease payments as of September 30, 2004 are as follows:

          YEAR ENDING JUNE 30,           MINIMUM ANNUAL    MINIMUM ANNUAL
                                         RENTAL EXPENSE     RENTAL INCOME
      -----------------------------    ----------------    ---------------

                2005 (remaining)       $        321,000    $       49,000
                2006                            573,000            65,000
                2007                            590,000            65,000
                2008                            432,000            33,000
                                       ----------------    --------------

                                       $      1,916,000    $      212,000
                                       ================    ==============

Lightec rents its Connecticut facilities on a month-to-month basis.

WONDERNET, LTD. AGREEMENT

On August 15, 2003, the Company entered into new exclusive distribution and partnership agreement with WonderNet, Ltd. ("WonderNet") whereby the Company was granted the right to develop products based on WonderNet's technology and to use, market, sell, distribute and exploit the technology in North America, Central America, Bermuda and the Caribbean Islands. The Company is required to pay WonderNet a minimum of $120,000 per quarter and to pay a 12% royalty on gross sales of the product. As of the date of this report, the Company is intending to end their exclusive distribution agreement, thereby ending the Company's minimum $120,000 quarterly payment. For the three month period ended September 30, 2004, there was no payment or accrual of the $120,000 quarterly amount since management believes that it has ended its exclusive distribution agreement.

EMPLOYMENT AND CONSULTING AGREEMENTS

Four key executives of the Company have employment agreements as of October 1, 2004. The future minimum base compensation of the four executives is as follows:

             YEAR ENDING JUNE 30,          MINIMUM ANNUAL
                                           COMPENSATION
        -----------------------------    ----------------

                 2005 (remaining)        $        468,750
                 2006                             658,750
                 2007                             682,500
                 2008                             315,000
                 2009                              90,000
                                         ----------------

                                         $      2,215,000
                                         ================

The four key executives are entitled to a bonus each quarter for 15% of their yearly compensation based upon the performance and approval by the Board of Directors.

In addition, three additional executives are entitled to minimum compensation of $472,000 and certain performance bonuses. These agreements have no fixed date of expiration.

ACQUISITION  OF  DATAGILITY

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

          CYBERTROOPER               ACHIEVEMENT        CONTINGENT ADDITIONAL
            REVENUES                    DATES            CASH CONSIDERATION
      --------------------     --------------------    ----------------------

         $      500,000          December 31, 2004        $      100,000
                750,000          June 30, 2005                   100,000

CONVERTIBLE DEBENTURE PAYABLE

The Company is currently not in technical compliance of its obligations under a convertible debenture held by Edinburgh Investments LLC, as further discussed in
Note 6.

PIVOT GROUP

The Company and a subsidiary received a summary judgment against them dated September 12, 2003 for $93,912 for an unpaid account. Management is currently in negotiations to settle this claim. This amount has been provided for in the current liabilities of discontinued operations.

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIENCY)

REVERSE STOCK SPLIT

On April 30, 2004, the Company's stockholders approved a one-for-twenty reverse stock split which was effective on June 7, 2004. All references in the accompanying consolidated financial statements and notes thereto relating to common stock an additional paid-in capital and warrants per share and share data have been retroactively adjusted to reflect the one-for-twenty reverse stock split.

INCREASE IN AUTHORIZED SHARES

On April 30, 2004, the Company's stockholders approved an increase in the authorized number of common shares to 50 million from 15 million which became effective on the date of the reverse stock split.

NOTE 9 - STOCK-BASED WARRANTS

At September 30, 2004 the Company had the following warrants outstanding:

               WARRANTS            EXERCISE PRICE
              OUTSTANDING             PER SHARE              EXPIRATION DATE
           ----------------     --------------------     ---------------------

                90,500   (A)          $3.00              February 17, 2005
                 1,000   (A)           3.00              February 27, 2005
                 3,375   (A)           3.00              March 20, 2005
               137,875                 3.00              November 19, 2005
               184,525                 3.60              December 22, 2005
               400,000                 2.50              May 7, 2006
                55,000                 3.00              May 9, 2006
               400,000                 2.50              May 25, 2006
               988,308                 2.00              August 22, 2006
               267,100                 2.00              September 13, 2006
               187,500   (B)           2.00              September 13, 2006
               600,998   (A)           3.00              October 18, 2006
               672,000                 3.00              September 29, 2008
         -------------
         $   3,988,181
         =============

(A)      The Company extended the warrants by a term of one year.

(B) The Company repriced warrants expiring on June 14, 2005 with an exercise price of $7.00 per share. The exercise price of the repriced warrants dated September 13, 2004 are as follows: if exercised within 30 days $2.00 per share, within one year $4.00 per share, and within 2 years $6.00 per share. 166,667 warrants were exercised in September 2004 at $2.00 per share.

NOTE 10 - STOCK OPTIONS

On April 30, 2004, the Company's stockholders approved the SiVault Systems, Inc. 2004 Incentive Stock Plan (the "2004 Plan") which provides for the issuance of up to 2,250,000 shares. The 2004 Plan permits the grant of stock options, stock awards and restricted stock purchase awards. Stock options granted under the 2004 Plan may be options intended to qualify as incentive stock options ("ISOs") under Section 422 of the Internal Revenue Code or nonqualified stock options ("NSOs"), which are options that are not intended to qualify as ISOs. Stock options granted to a person who owns more than 10% of the Company's voting power shall have exercise prices of at least 110% of fair market value of the Company's stock on the date of the grant. Stock options granted to others will have exercise prices of not less than 100% of the fair market value of the Company's stock on the date of grant if they are ISOs, and not less than 85% of the fair market value of the Company's stock on the date of grant if they are NSOs. Stock options granted under the 2004 Plan will have terms of not more than 10 years.

On September 1, 2004, a stock option to purchase 100,000 shares at an exercise price of $1.50 with a five year expiration date was issued to an individual for investment banking services.

The fair value of the options issued in September 2004 is estimated on the date of grant using the Black-Scholes binomial pricing model with the following assumptions:

              Expected life       5  years
              Interest rate       7%
              Volatility         78%
              Dividend yield       -

NOTE 11 - BUSINESS  SEGMENTS

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", requires companies to provide certain information about their operating segments. The Company has three reportable segments: SiVault Systems, Inc., Lightec, and eMedRx.

The summarized financial information, concerning the Company's reportable segments for the three months ended September 30, 2004, as follows:


                                            SIVAULT
                                            SYSTEMS              LIGHTEC              EMEDRX               TOTAL
                                        -----------------     ---------------     ----------------    ----------------

   Net sales to external companies      $          4,200      $      851,990      $             -     $      856,190
   Operating earnings (loss)                 (1,676,506)             374,201             (61,016)        (1,363,321)
   Total assets                                9,130,474             859,829               79,260         10,069,563
   Depreciation and
    amortization                                  19,946                 686                    -             20,632
   Capital expenditures                           15,243                   -                    -             15,243
   Interest expense                               63,920                   -                    -             63,920

NOTE 12 - SUBSEQUENT EVENT

On October 19, 2004, the Company entered into three Share Exchange Agreements with shareholders of eMedRx Delaware and eMedRx Canada and a shareholder of eMedRx Nevada (the "Agreements"). The Agreements call for the exchange of common shares of eMedRx Delaware, eMedRx Canada and of eMedRx Nevada not currently owned by the Company for 567,893 restricted shares of the Company's common stock.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

When used in this report, the words "anticipate", "estimate", "expect", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that we will fail to generate planned revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

The following discussion and analysis of financial conditions and results of operation should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report. It is intended to assist the reader in understanding and evaluating our financial position.


CRITICAL ACCOUNTING POLICIES

Management discussion addresses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgment, including those related to revenue recognition, goodwill and other long-lived assets, income taxes, and contingent liabilities. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments as to the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The following discussion of critical accounting policies represents our attempt to report on those accounting policies which we believe are critical to our consolidated financial statements and other financial disclosure. It is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in this report.


We have identified the following as critical accounting policies affecting our company: Revenue Recognition; Income Taxes; and Goodwill and Other Long-Lived Assets.


Revenue Recognition

Our revenue recognition policies are significant because our revenue is a key component of our results of operations. Revenue recognition in connection with our Lightec business, which accounted for substantially all of our approximately $856,000 in revenue for the quarter ended September 30, 2004, is particularly subjective as it has historically been generated from fixed-price or modified fixed-price contracts. Recognition of revenue from these contracts requires the estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized using the percentage-of-completion method as costs (primarily labor and materials) are incurred, with revisions to estimates reflected in the period in which changes become known. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future revenue and margins from this business may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting changes in revenues and reductions in margins or contract losses could be material to our results of operations.

Income Taxes

We have a history of losses. These losses generated federal net operating loss ("NOL") carry forwards of approximately $3.3 million as of June 30, 2004. Generally accepted accounting principles require that we record a valuation allowance against the deferred income tax asset associated with these NOL carry forwards and other deferred tax assets if it is "more likely than not" that we will not be able to utilize them to offset future income taxes. Due to our history of unprofitable operations, we only recognize net deferred tax assets in those subsidiaries in which we believe that it is "more likely than not" that we will be able to utilize them to offset future income taxes in the future. We currently provide for income taxes only to the extent that we expect to pay cash taxes on current income.

It is possible, however, that we could be profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the NOL carry forwards and other deferred tax assets. The net operating loss carry forwards may be limited in accordance with
Section 382 of the Internal Revenue Code, as amended, based on certain changes in ownership that have occurred, or could occur in the future. Upon being profitable, we would immediately record the estimated net realizable value of the deferred tax assets at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax assets could cause our provision for income taxes to vary significantly from period to period.

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

Under this accounting standard, we do not amortize our goodwill and are required to complete an annual impairment test. For the purpose of implementing SFAS No. 142, we have designated the fourth fiscal quarter as the period of the annual test.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2004 vs.  Quarter Ended September 30, 2003

Our revenues for the quarter ended September 30, 2004 were $856,190, an increase of $685,423 or approximately 401% over the quarter ended September 30, 2003. Our revenues were substantially all generated from the Lightec subsidiary, in regards to the Bridgeport School District ("Bridgeport") contract.

The costs of revenues incurred for the quarter ended September 30, 2004 were $391,004, an increase of $313,893 over the quarter ended September 30, 2003. This was due to the costs associated with the increase in revenues from the Bridgeport contract.

The gross margins, as a percentage of sales, were 54% and 55% for the quarters ended September 30, 2004, and 2003, respectively. These relatively consistent gross margins can be attributed to the continued efficiencies in delivering product and services to Bridgeport.

Our selling, general and administrative expenses for the quarter ended September 30, 2004 were $1,118,007, an increase of $446,030 or approximately a 66% increase over the quarter ended September 30, 2003. Payroll and other related costs increased by approximately $300,000 in the quarter ended September 30, 2004 due to an increase in officers and employees, including the opening of San Jose office. Consulting fees increased by approximately $150,000 primarily due to hiring more consultants for product and corporate development. Travel costs increased primarily due to the corporate office moving from New York to San Jose in the quarter ended September 30, 2004, and the development through strategic partnerships of our biometric security products. In addition, the issuance of common stock and stock options for non-cash services expenses in the amount of $710,500 were recorded in the quarter ended September 30, 2004 as compared to $12,500 for the quarter ended September 30, 2003. The increase was for additional corporate development consulting services and for compensation for directors and certain officers reflecting an increase in full board and committee meetings to accomplish the acquisition of SiVault Analytics, Inc. and set our strategic direction.

Other expenses for the quarter ended September 30, 2004 were $63,920, a decrease of $26,269, or approximately 29% from the quarter ended September 30, 2003. This reduction in interest expense was primarily due to lower average balances owed on the notes payable and convertible debentures.

For the quarter ended September 30, 2004 there was no income or loss from discontinued operations, as compared to the quarter ended September 30, 2003, which had income from discontinued operations of $359,933. This was comprised of an operating loss of $22,140 from Datadesk Technologies, Inc. ("Datadesk") and a gain on disposition of Datadesk of $382,073. Datadesk was a wholly owned subsidiary of the Company until disposed of on August 20, 2003, when we entered into a Stock and Transfer Agreement with Pan Pacifica Ltd. ("Pan Pacific") to transfer all of the outstanding shares of Datadesk in exchange for Pan Pacifica assuming the net liabilities of Datadesk, which resulted in the gain on settlement.

Our net loss for the quarter ended September 30, 2004 was $1,427,241 as compared to a loss of $321,077 for the quarter ended September 30, 2003, or an increased loss of $1,106,164 or approximately 345%. The increased loss was primarily attributable to: (i) larger losses from continuing operations of approximately $746,231 as discussed above, and (ii) a reduction in income from discontinued operations of $359,933 associated with the gain on disposition of Datadesk in the quarter ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended September 30, 2004, our consolidated operating activities did not generate positive cash flow. We financed our operations primarily through the placement of our common stock and cash flows from our Lightec subsidiary. We had a working capital deficit of approximately $3.0 million at September 30, 2004 as compared with $4.3 million at June 30, 2004. Cash increased by approximately $533,000 during the quarter ended September 30, 2004.

Net cash used in operating activities was $1,108,795 during the quarter ended September 30, 2004, as compared to $468,504 used for the quarter ended September 30, 2003. Net cash used in operations for the quarter ended September 30, 2004 resulted primarily from our net loss of $1.4 million and a decrease in accounts payable and accrued liabilities of approximately $413,000, offset by net collection of accounts receivable of approximately $257,000 and certain non-cash expenses of approximately $730,000.

Investing activities utilized $9,627 of cash during the quarter ended September 30, 2004, as compared to $201,056 for the quarter ended September 30, 2003. The reduction in cash used in investing activities was mainly due to the approximately $199,000 in advances to a discontinued subsidiary being made in the quarter ended September 30, 2003.

Financing activities provided $1,652,170 of cash during the quarter ended September 30, 2004 as compared to $819,021 for the quarter ended September 30, 2003. Net cash provided resulted primarily from the issuance of common stock and the exercise of stock warrants of approximately $1,959,000, offset by repayments of $115,000 on advances from shareholders and of $189,983 on notes payable.

During the quarter ended September 30, 2004, we raised approximately $1,958,000 in equity capital and settled amounts owing to related parties and others amounting to approximately $668,000 in exchange for equity in the Company. We also issued common stock and stock options in the amount of $710,000 for certain services. In addition, we reduced by $300,000 our payable balance to our largest supplier for Lightec. That supplier was owed approximately $960,000 at September 30, 2004.

In their audit report for the fiscal year ended June 30, 2004, our independent auditors, Miller Ellin & Company, expressed a qualification as to our ability to continue as a going concern. In our annual report on Form 10KSB for the fiscal year ended June 30, 2004, management outlined its plans for dealing with this situation during the 2005 fiscal year. These plans included expanding operations and additional capital raising activities.

During the quarter ending September 30, 2004, we raised approximately two million dollars in equity and we reduced outstanding indebtedness to related parties and others amounted to approximately $668,000, through the issuance of equity. We expect, in the quarter ending December 31, 2004, to raise an additional $3,000,000 in equity or convertible debt. The sale of additional equity or debt securities will result in further dilution to our stockholders. These securities may also have rights senior to those of holders of our common stock. Any indebtedness could contain covenants, which restrict our operations and limit our ability to incur additional debt. The proceeds from this private placement will be utilized to pay-off our outstanding obligations to Edinburgh Investments LLC and to fund expanded operations. During the quarter ended September 30, 2004 and in the quarter ended December 31, 2004, the Company has also entered into several strategic alliances and licensing agreements which it believes will result in increased revenues commencing in the fourth quarter of fiscal 2005. Management has projected that the Lightec business will expand to approximately $9.6 million for the fiscal year ending June 30, 2005.

We believe that our existing cash, cash flow from operations and financing activities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the balance of the fiscal year.

QUANTITATIVE AND QUALITATIVE DISCLOSURES AND FACTORS THAT MAY AFFECT FUTURE RESULTS

Interest Rate Risk. The Company is seeking financing from various sources, either directly from financial institutions, or by way of lease financing of property and equipment. Such borrowing could be impacted by changes in interest rates. The Company does not currently have any variable interest rate debt.

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

We recently changed and continue to refine our business model and strategy. Although we have some customers for the turnkey solutions that form the core of our new business strategy, we have not yet validated our business model or strategy in the market. The success of our business model and strategy is dependent on a number of factors including:

- our ability develops and delivers our technology solutions within budgeted costs;
- our ability to enter into and implement successful channel partner arrangements;
-     acceptance in the market of our technology solutions
-     our ability to price our technology solutions at competitive rates

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies starting a new business, particularly companies in rapidly evolving markets such as the markets for our technology solutions.

We have incurred and expect to continue to incur significant losses and may never achieve profitability.

We incurred a net loss of $1,427,241 during the fiscal quarter ended September 30, 2004 and a loss of $321,077 during the fiscal quarter ended September 30, 2003. At September 30, 2004, we had an accumulated deficit of $19,639,299. We expect to make significant expenditures in connection with the implementation of our new business strategy, including expenditures relating to sales and marketing activities, technology development and integration, potential acquisitions and administrative resources. As a result, we expect our losses to continue for the foreseeable future and we may never achieve profitability.

We need and may not be able to obtain additional financing.

As of September 30, 2004, we had a working capital deficiency of approximately $2,973,000. Despite raising approximately $2,000,000 in equity from July 1, 2004 through September 30, 2004, we need to raise additional capital in order to continue to fund our plan of operations. We have no sources of financing from which we can draw immediately. While we expect to close a funding of up to $3,000,000 in the second quarter, we cannot assure investors that we will have adequate capital resources to fund planned operations or that any additional funds will be available to our company when needed, or if available, will be available on favorable terms or in amounts required. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our existing and planned operations.

We are dependent on a limited number of customers.

Substantially all of our historical revenue has been attributable to our Lightec business. During the quarter ended September 30, 2004, substantially all of our revenue was attributable to a contract with the Bridgeport School District funded by the Federal eRate program. While additional amounts have been budgeted for this project for the 2004-2005 school quarters, we have not yet received Federal approval under the eRate program. We have also been awarded contracts with the New Haven School Board for a total of $500,000. Our plan of operation is dependent on successfully fulfilling the Bridgeport and New Haven contracts. Should we fail for any reason to perform the balance of the contracts, or if Federal approval is not granted, or Bridgeport or New Haven defaults on payments under the contract, we may not have sufficient funding to continue the Lightec business as planned and our other activities will be substantially harmed.

Our Lightec assets may be foreclosed to satisfy certain debt obligations under which we are in default.

We have granted a first priority lien in the assets and revenue of Lightec to secure repayment of a convertible debenture in the principal amount of $1,358,569 at September 30, 2004. On August 29, 2003, the holder of the debenture obtained a court order requiring us, among other things, to make scheduled payments of principal and interest on the debenture and to allocate to the debenture holder 15% of all proceeds received under Lightec's contract with the City of Bridgeport Board of Education until the debenture is fully repaid. As of the date hereof, we have not fully complied with the 15% allocation requirement of the court order and on or about March 2004 we were so notified by the debenture holder. We expect to pay off this obligation in late December 2004 or in January 2005. Should we be unable to do so, the debenture holder may choose to enforce its rights as a secured party, and the assets of Lightec could be sold in a foreclosure action and a portion of the proceeds thereof could be applied to satisfy our obligations to the debenture holder. The existence of this security interest, as well as the lack of compliance with the court order, could adversely impact our liquidity and may make it more difficult for us to obtain additional debt or equity financing from other sources.

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

Our common stock is traded on the NASD OTC Bulletin Board. Trading in our stock has been limited and there can be no assurance that an active trading market for our stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Thinly traded shares can be more volatile than shares traded in an active public market. The average daily trading volume of our common stock in September was 25,416 shares. The high and low bid price of our common stock for the same period has ranged from $1.01 and $4.40 per share. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance.

Our common stock is deemed to be a "Penny Stock" which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is deemed to be a "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stocks:

-     With a price of less than $5.00 per share;
-     That are not traded on a "recognized" national exchange;
-     Whose prices are not quoted on the NASDAQ automated quotation system; or
- Of issuers with net tangible assets of less than $2.0 million (if the issuer has been in continuous operation for at least three quarters) or $5.0 million (if issuer has been in continuous operation for less than three quarters), or with average revenues of less than $6.0 million for the last three quarters.

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


Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on us that is material to investors.

ITEM 3 CONTROLS AND PROCEDURES

An evaluation was performed, as of September 30, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in our internal controls or other factors that could significantly affect our internal controls subsequent to September 30, 2004.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither we, nor any of our subsidiaries, is a party to any material legal proceeding, nor, to our knowledge, is any material litigation threatened against us or our subsidiaries.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following sets forth certain information regarding sales of our securities during the quarter ended September 30, 2004, which sales were not registered under the Securities Act of 1933 (the "Act"). Unless otherwise indicated, no underwriters were involved in these transactions.

On July 21, 2004 we issued a total of 4,000,000 shares of our common stock to Emilian Elefteratos, Jonatan Schmidt, Alex Gelf, Steve Pollini and Maria Diaconu in consideration of the purchase of SiVault Analytics, Inc.

In July, August and September 2004 we sold to private investors 904,974 shares of our common stock for a total purchase price of $1,357,463 in our July 2004 Private Placement. For no additional consideration, the investors also received two-year warrants to purchase a like number of shares of common stock at an exercise price of $2.00 per share.

On August 4, 2004 we issued a total of 207,500 shares of our common stock to two individuals pursuant to a consulting agreement and finders fee in the raising of capital.

On August 9, 2004 we issued a total of 125,000 shares of our common stock to two individuals pursuant to a finders fee agreement in the acquisition of SiVault Analytics, Inc.

On August 9, 2004 we issued a total of 375,355 shares of S8 common stock to settle $600,570 of debts due to related parties.

On August 9, 2004 we issued 15,000 shares of S8 common stock to an officer, in consideration of signing a new employment contract.

On August 9, 2004 we issued 6,600 shares of S8 common stock to an individual, to settle $10,656 of debt.

On August 9, 2004 we issued a total of 70,000 shares of S8 common stock to three individuals pursuant to a consulting agreement and a finders agreement in the acquisition of SiVault Analytics, Inc. and raising of capital.

On August 10, 2004 we issued a total of 350,000 shares of S8 common stock to seven directors of the company in consideration of services rendered in fiscal 2005.

On August 28, 2004 we issued a total of 166,667 shares of our common stock in consideration of the excising of warrants for a total purchase price of $333,334.

On September 1, 2004, we issued to Orhan Sadik Khan options to purchase 100,000 shares of common stock at an exercise price of $1.50 per share. The options are scheduled to expire on September 1, 2009. The options were issued pursuant to a consulting contract.

In September 2004 we sold to private investors 267,100 of our common stock for a total purchase price of $400,650. For no additional consideration, the investors also received two-year warrants to purchase a like number of shares of common stock at an exercise price of $2.00 per share.

On September 9, 2004 we issued a total of 38,050 shares to a law firm to settle a debt of $57,075.

On September 21, 2004 we issued 7,500 shares of our common stock to a consultant.

Each of the foregoing sales was made in reliance on the exemption afforded by
Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities, the securities were offered to a limited number of individuals and the transfer thereof was appropriately restricted by us, all purchasers were believed to be accredited or sophisticated investors capable of evaluating the merits and risks of the investment and each purchaser represented that the securities were acquired for investment and not with a view to re-sale in contravention of the registration provisions of the Act.

On October 19, 2004, the Company entered into three Share Exchange Agreements with shareholders of eMedRx Delaware and eMedRx Canada and a shareholder of eMedRx Nevada (the "Agreements"). The Agreements call for the exchange of the common shares of eMedRx Delaware, eMedRx Canada and of eMedRx Nevada not currently owned by the Company for 567,893 restricted shares of the Company's common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5.  OTHER INFORMATION

NONE.

ITEM 6.  EXHIBITS

31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate of Chief Executive Officer pursuant to 18 U.S.C.1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SiVault Systems, Inc.

Date: November 12, 2004             By:  /s/ Emilian Elefteratos
                                        -----------------------------------
                                        Name:  Emilian Elefteratos
                                        Title: Chief Executive Officer
                                                  (Principal Executive Officer

Date: November 12, 2004             BY:  /s/ Wayne Taylor
                                         ---------------------------------------
                                         Name: Wayne Taylor
                                         Title: Interim Chief Financial Officer
                                                   (Principal Financial and
                                                    Accounting Officer)

                                Index of Exhibits

Number Description

31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002

31.2 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certificate of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.