Form 10QSB
period 2004-12-31
SiVault Systems, Inc.
filed 2005-02-14
CIK 1101046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB

                         SIVAULT SYSTEMS, INC. - SVTL.OB
              FILED: February 14, 2005 (PERIOD: December 31, 2004)
                   Quarterly report filed by small businesses

                                Table Of Contents

PART I.
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 3. CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS ON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

                         COMMISSION FILE NUMBER 0-30711

                              SIVAULT SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Nevada                                98-0209119
    ---------------------------------       ---------------------------------
       State or other jurisdiction          (IRS Employer Identification No.)
    of incorporation or organization

                           500 5th Avenue, Suite 1650
                               New York, NY 10110
                    (Address of principal executive offices)

                                 (212) 931-5760
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

(Former Name, Former Address, and Former Fiscal Year, if changed since last report)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is an Accelerated Filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common stock as of December 31, 2004

Common Stock, $.001 par value                        16,787,530
Class                                                Number of shares

                     SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
                                      INDEX

PART I

  Item 1

   Financial Statements                                                Page No.
   --------------------                                                ---------
   Consolidated Balance Sheets as of December 31, 2004 and
   June 30, 2004                                                            5

   Consolidated Statements of Operations for the six months and three
   months ended December 31, 2004 and 2003                                  6

   Consolidated Statements of Stockholders' Equity for the six months
   ended December 31, 2004 and 2003                                         7

   Consolidated Statements of Cash Flows for the six months
   ended December 31, 2004 and 2003                                       8 - 9

   Condensed Notes to Consolidated Financial Statements for the periods
   ended December 31, 2004                                               10 - 26

SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY SECURITY BIOMETRICS, INC.)
CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,       June 30,
                                                                                       2004             2004
                                                                                   -------------    -------------
                                                                                    (Unaudited)
CURRENT ASSETS
  Cash                                                                             $     410,740    $     112,880
  Accounts receivable                                                                    936,444          848,617
  Inventory                                                                              531,035            3,884
  Prepaid expenses and other current assets                                              221,639           58,788
                                                                                   -------------    -------------
    TOTAL CURRENT ASSETS                                                               2,099,858        1,024,169
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
 DEPRECIATION                                                                            277,292           63,517
CAPITALIZED SOFTWARE, NET OF ACCUMULATED
 AMORTIZATION                                                                            684,038          573,477

SECURITY DEPOSITS AND OTHER ASSETS                                                       252,624           56,916
EXCESS COST OVER NET ASSETS AND OTHER
 INTANGIBLES ACQUIRED                                                                  9,464,118                -
                                                                                   -------------    -------------
                                                                                   $  12,777,930    $   1,718,079
                                                                                   =============    =============

CURRENT LIABILITIES
  Accounts payable and accrued liabilities - non-related parties                   $   2,674,366    $   2,558,883
  Accounts payable and accrued liabilities - related parties                             320,379          789,410
  Billings in excess of costs and estimated earnings on uncompleted
   contracts                                                                                   -           90,018
  Note and convertible debenture payable                                               1,570,774        1,358,569
  Notes payable - related parties                                                        150,000          339,983
  Current portion of convertible notes                                                   286,221                -
  Other current liabilities                                                              129,920          227,162
                                                                                   -------------    -------------
    TOTAL CURRENT LIABILITIES                                                          5,131,660        5,364,025

LONG-TERM LIABILITIES
  Convertible notes payable                                                              940,440                -
  Deferred rent                                                                           13,724           16,954
                                                                                   -------------    -------------
    TOTAL LONG TERM LIABILITIES                                                          954,164           16,954

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common Stock
    Authorized - 50,000,000 shares $0.001 par value Issued - 19,087,530;
     16,787,530 shares outstanding and 2,300,000 shares held in escrow at December 31, 2004;
     7,924,664 shares issued and outstanding at June 30, 2004                             16,787            7,924
    Additional paid-in capital                                                        29,766,444       14,548,456
    Accumulated other comprehensive loss                                                  (7,311)          (7,222)
    Accumulated deficit                                                              (23,083,814)     (18,212,058)
                                                                                   -------------    -------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                          6,692,106       (3,662,900)
                                                                                   -------------    -------------
                                                                                   $  12,777,930    $   1,718,079
                                                                                   =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY SECURITY BIOMETRICS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                   Six Months Ended                 Three Months Ended
                                                                     December 31,                      December 31,
                                                            -------------    -------------    -------------    -------------
                                                                2004             2003             2004             2003
                                                            -------------    -------------    -------------    -------------
REVENUES
  Contract revenues earned                                  $   1,201,981    $   1,707,224    $     349,991    $   1,548,524
  Other revenues                                                   19,100           12,067           14,900                -
                                                            -------------    -------------    -------------    -------------
                                                                1,221,081        1,719,291          364,891        1,548,524
                                                            -------------    -------------    -------------    -------------
OPERATING EXPENSES
  Cost of revenues earned                                         491,785          968,654          100,781          891,543
  Selling, general and administrative                           3,366,168        1,234,836        2,248,161          625,359
  Issuance of common stock and stock options for services       2,064,000          111,000        1,353,500           36,000
                                                            -------------    -------------    -------------    -------------
                                                                5,921,953        2,314,490        3,702,442        1,552,902
                                                            -------------    -------------    -------------    -------------
LOSS FROM OPERATIONS                                           (4,700,872)        (595,199)      (3,337,551)          (4,378)
                                                            -------------    -------------    -------------    -------------
OTHER EXPENSES
  Interest expense                                                170,884          527,098          106,964          436,909
                                                            -------------    -------------    -------------    -------------
                                                                  170,884          527,098          106,964          436,909
                                                            -------------    -------------    -------------    -------------
LOSS BEFORE PROVISION FOR INCOME TAXES                         (4,871,756)      (1,122,297)      (3,444,515)        (441,287)
  PROVISION FOR INCOME TAXES                                            -                -                -                -
                                                            -------------    -------------    -------------    -------------
LOSS FROM CONTINUING OPERATIONS                                (4,871,756)      (1,122,297)      (3,444,515)        (441,287)
  INCOME FROM DISCONTINUED OPERATIONS                                   -          359,933                -                -
                                                            -------------    -------------    -------------    -------------
NET LOSS                                                    $  (4,871,756)   $    (762,364)   $  (3,444,515)   $    (441,287)
                                                            =============    =============    =============    =============
BASIC AND DILUTED LOSS PER COMMON SHARE:
  Continuing operations                                     $       (0.34)   $       (0.17)   $       (0.22)   $       (0.06)
  Discontinued operations                                   $        0.00    $        0.06    $        0.00    $        0.00
                                                            -------------    -------------    -------------    -------------
  Net loss                                                  $       (0.34)   $       (0.11)   $       (0.22)   $       (0.06)
                                                            =============    =============    =============    =============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                     14,279,996        6,417,914       15,933,655        6,826,644
                                                            =============    =============    =============    =============

SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY SECURITY BIOMETRICS, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
(Unaudited)

                                                 Outstanding                           Accumulated                      Total
                                                 Common Stock           Additional        Other                     Stockholders'
                                         ----------------------------     Paid In     Comprehensive   Accumulated      Equity
                                            Shares         Amount        Capital          Loss          Deficit     (Deficiency)
                                         -------------  -------------  -------------  -------------  -------------  -------------
BALANCE, June 30, 2003 (audited)             6,214,813  $       6,216  $   8,319,588  $      (5,247) $ (15,134,954) $  (6,814,397)

Issuance of common stock for:
  Cash (net of finders fees)                   790,588            790      1,210,242              -              -      1,211,032
  Services                                      40,000             40        110,960              -              -        111,000
Issuance of common stock to
  settle debt                                   55,000             55         99,945              -              -        100,000
Issuance of common stock
 by subsidiary                                       -              -            653              -              -            653
Other comprehensive loss for the
 six month period ended
 December 31,2003                                    -              -              -         (1,206)             -         (1,206)
Net loss for the six month period
 ended December 31, 2003                             -              -              -              -       (762,364)      (762,364)
                                         -------------  -------------  -------------  -------------  -------------  -------------
BALANCE, December 31, 2003                   7,100,401  $       7,100  $   9,741,389  $      (6,453) $ (15,897,318) $  (6,155,282)
                                         =============  =============  =============  =============  =============  =============

BALANCE, June 30, 2004 (audited)             7,924,664  $       7,924  $  14,548,456  $      (7,222) $ (18,212,058) $  (3,662,900)

Issuance of common stock for:
  Cash (net of finders fees)                 2,048,124          2,048      2,485,235              -              -  $   2,487,283
  Services                                     720,000            720      1,703,280              -              -  $   1,704,000
Issuance of common stock to
 settle accounts payables and
 accrued liabilities                           420,005            420        667,881              -              -  $     668,301
Issuance of common stock for the
 acquisition of SiVault Analytics, Inc.
 and related costs                           4,140,000          4,140      7,419,860              -              -  $   7,424,000
Exercise of warrants                           166,667            167        333,167              -              -  $     333,334
Issuance of stock options for
 services                                            -              -        360,000              -              -  $     360,000
Issuance of common stock and
 warrants as consideration of loan              50,000             50        487,383              -              -  $     487,433
Issuance of common stock for the
 acquisition of eMedRx stock and
 Viaquo assets and related costs             1,318,070          1,318      1,761,182              -              -  $   1,762,500
Other comprehensive loss for the
 six month period ended
 December 31,2004                                    -              -              -            (89)             -  $         (89)
Net loss for the six month period
 ended December 31, 2004                             -              -              -              -     (4,871,756) $  (4,871,756)
                                         -------------  -------------  -------------  -------------  -------------  -------------
BALANCE, December 31, 2004                  16,787,530  $      16,787  $  29,766,444  $      (7,311) $ (23,083,814) $   6,692,106
                                         =============  =============  =============  =============  =============  =============

The accompanying notes are an integral part of these consolidated financial statements.

SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY SECURITY BIOMETRICS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                       Six Months Ended
                                                                         December 31,
                                                                ------------------------------
                                                                    2004              2003
                                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                           $  (4,871,756)   $  (1,122,297)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization of property, equipment, and
     capitalized software                                              69,207            5,014
    Gain on settlement of debt                                              -          (35,139)
    Issuance of common stock for consulting services                1,704,000           61,000
    Issuance of options for consulting services                       360,000                -
    Deferred rent expense                                              (3,230)               -
  Change in assets and liabilities:
    Accounts receivable                                               (87,827)          79,502
    Inventory                                                        (527,151)          (7,769)
    Prepaid expenses and other current assets                        (159,037)          15,269
    Security deposits                                                 (61,000)               -
    Accounts payable and accrued liabilities                           33,587          (84,245)
    Billings in excess of costs and estimated earnings on
     uncompleted contracts                                            (90,018)       1,755,270
                                                                -------------    -------------
NET  CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               (3,633,225)         666,605
                                                                -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in acquisition                                          5,622                -
  Purchase of property, equipment, and capitalized software          (305,458)          (3,405)
  Advances to discontinued subsidiary                                       -         (198,969)
                                                                -------------    -------------
NET CASH USED IN INVESTING ACTIVITIES                                (299,836)        (202,374)
                                                                -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from the issuance of common stock                    2,487,283        1,211,685
  Proceeds from the exercise of stock warrants                        333,334                -
  Repayments of shareholders' advances                               (115,000)               -
  Proceeds from convertible debt and other note payable             1,718,705          (80,893)
  Repayment of note payable - related party                          (189,983)               -
  Repayments on capital lease obligations                              (3,329)          (2,615)
                                                                -------------    -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           4,231,010        1,128,177
                                                                -------------    -------------
EFFECT OF FOREIGN EXCHANGE RATE CHANGES
 ON CASH                                                                  (89)          (1,206)
                                                                -------------    -------------
NET INCREASE IN CASH                                                  297,860        1,591,202
CASH: BEGINNING OF PERIOD                                             112,880            4,092
                                                                -------------    -------------
CASH: END OF PERIOD                                             $     410,740    $   1,595,294
                                                                =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
(FORMERLY SECURITY BIOMETRICS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

                                                                                  Six Months Ended
                                                                                    December 31,
                                                                            -----------------------------
                                                                                2004            2003
                                                                            -----------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION

CASH PAID DURING THE PERIOD FOR:
  Interest                                                                  $     149,160   $     450,237
                                                                            =============   =============
  Income taxes                                                              $           -   $           -
                                                                            =============   =============
NON-CASH INVESTING AND FINANCING ACTIVITIES Issuance of common stock for:
    Services                                                                $   1,704,000   $      61,000
                                                                            =============   =============
    Settlement of account payables and accrued liabilities                  $     668,301             $ -
                                                                            =============   =============
    Prepaid expenses                                                        $           -   $      50,000
                                                                            =============   =============
    Settlement of convertible debenture                                     $           -   $     100,000
                                                                            =============   =============
  Excess cost of net assets acquired in the purchase of:

      SiVault Analytics, Inc.                                               $   7,863,060   $           -
                                                                            =============   =============
      Viaquo asset purchase                                                 $   1,601,057   $           -
                                                                            =============   =============
  Issuance of stock options for services                                    $     360,000   $           -
                                                                            =============   =============
  Issuance of a note payable - related party to payoff a note
   payable - related party                                                  $     150,000   $           -
                                                                            =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Security Biometrics, Inc. pursuant to the acquisition of SiVault Analytics, Inc. ("SiVault Analytics") changed its name to SiVault Systems, Inc. ("SiVault") on July 28, 2004.

SiVault (together with its consolidated subsidiaries, unless the context otherwise requires, "the Company") is a Nevada corporation incorporated on March 12, 1999. SiVault and its subsidiaries are engaged in the commercialization of technologies designed to implement secure electronic storage and retrieval of signed documents and biometric signature-based authentication for electronic transactions technologies which the Company has developed, acquired or licensed from others. Lightec Communications Corp. ("Lightec"), a wholly-owned subsidiary of SiVault, is a provider of telecommunications design, installation and technical support for information technology systems.

BASIS OF PRESENTATION

The unaudited consolidated financial statements of the Company as of December 31, 2004, and for the three months and six months ended December 31, 2004 and 2003 have been prepared in accordance with the accounting requirements of the Securities and Exchange Commission of the United States for interim reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and notes thereto in the Company's Form 10-KSB for the year ended June 30, 2004. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of SiVault Systems, Inc. and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

VARIABLE INTEREST ENTITIES

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" which was replaced in December 2003 by the issuance of FIN 46R ("FIN 46R"). FIN 46R explains how to identify variable interest entities ("VIEs") and how a company should assess its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46R requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The Company was considered the primary beneficiary of eMedRx Delaware, eMedRx Canada and eMedRx Nevada, and accordingly, had consolidated the results of operations of these three entities as of, and for, the three and six month periods ended December 31, 2004. On October 20, 2004, the Company acquired, or reacquired, as the case may be, the eMedRx subsidiaries as per Note 13.

ACCOUNTING ESTIMATES

Management uses estimates and assumptions in preparing consolidated financial statements in accordance with generally accepted accounting principles in the United States. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used. Significant estimates made by management include revenue recognition, the fair values of warrants and options issued, allowances on receivables, the valuation allowance on deferred tax assets and the valuation of intangible assets.

REVENUE RECOGNITION

The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where the customer specifies final acceptance of the product, system, or solution, revenue is deferred until all acceptance criteria have been met. Service revenue is generally deferred and, in most cases, recognized ratably over the period during which the services are performed, which typically is approximately one year. Cash payments received in advance of product or service revenue are recorded as deferred revenue.

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

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to estimated costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability are accounted for as changes in estimates in the current period.

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts", represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts", represents billings in excess of revenues recognized.

ACCOUNTS RECEIVABLE

Management performs ongoing credit evaluations of its customers and it estimated that an allowance for uncollectible accounts was not necessary at December 31, 2004 or June 30, 2004. Such estimates may change in the future. Accounts receivable represent amounts due from billings under a contract entered into by Lightec.

Accounts are written off when significantly past due and management deems them to be uncollectible after exhaustive collection efforts.

INVENTORY

The Company's inventory is stated at the lower of cost (determined on the first-in, first-out method) or market. At December 31, 2004, the Company's inventory consists primarily of electronic point-of-sale terminals.

SOFTWARE DEVELOPMENT COSTS

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Software development costs are capitalized after technological feasibility has been established, which is the earlier point in time at which the Company has developed a working prototype or has a detailed program design for the software.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed. At the time property and equipment is retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved and gains or losses from retirements or sales are credited or charged to income.

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

GOODWILL

The Company follows the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," for the accounting for goodwill. According to those requirements, goodwill is capitalized, rather than being amortized, and management performs a review each year to determine if there has been an impairment. Impairment losses are recognized on the carrying value of goodwill.

LONG-LIVED ASSETS

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. For the six month and three month periods ended December 31, 2004 and 2003, SFAS No. 144 did not have a material effect on the Company's results of operations, cash flows or financial condition.

DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates that the fair value of all financial instruments as of December 31, 2004 and 2003, as defined in SFAS No. 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the provision of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Warrants and options issued to consultants and others are also expensed in accordance with SFAS No. 123, as amended by SFAS No. 148.

STOCK ISSUED BY SUBSIDIARY

The issuance of stock by a subsidiary to third parties reduces the proportionate ownership interest in the investee. The subsidiary had raised funds through private placements and, as a result, the additional equity raised was included in additional paid-in capital.

COMPREHENSIVE INCOME (LOSS)

The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income". Other comprehensive income (loss) is comprised of foreign currency translation adjustments.

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

RECLASSIFICATION

Certain prior period amounts have been reclassified to conform with the current period's financial statement presentation.

NOTE 2 - DISCONTINUED OPERATIONS

The Company entered into a Stock and Note Transfer Agreement (the "Transfer Agreement") with Pan Pacifica Ltd. ("Pan Pacifica"), effective as of August 20, 2003, to transfer all of the outstanding shares of Datadesk, a wholly-owned subsidiary of the Company, in exchange for Pan Pacifica assuming the net liabilities of Datadesk. The Transfer Agreement was entered into simultaneously with a settlement agreement between the Company and its former officer. In connection with the settlement, the Company transferred available funds in the amount of $151,020 to Pan Pacifica. The Company realized a net gain on the disposal of Datadesk subsidiary of $382,073 for the six months ended December 31, 2003, which was recognized at the date of disposition.

The annual report for the year ended June 30, 2004 reported income from discontinued operations that were based in part on estimates of certain expenses related to Datadesk. During the three months ended December 31, 2004, those estimates were revised because it was determined that previously estimated costs of $93,912 were not incurred.

Consequently, the financial statements for the three months ended December 31, 2004 include a reduction in selling, general and administrative expenses to reflect this change in accounting estimate. Income from these discontinued operations during the six months ended December 31, 2003 was as follows:

                                                          Six Months Ended
                                                          December 31, 2003
                                                          -----------------
     Revenues                                             $           6,431
     Direct expenses                                                      -
                                                          -----------------
     Gross profit                                                     6,431
     Selling, general and administrative                             28,571
                                                          -----------------
     Net operating loss                                             (22,140)
     Gain on disposition of subsidiary                              382,073
                                                          -----------------
     Income from discontinued operations for the period   $         359,933
                                                          =================

NOTE 3 - ACQUISITION OF VIAQUO AND SIVAULT ANALYTICS

As of November 30, 2004, the Company purchased substantially all of the of the assets of Viaquo Corporation ("Viaquo") related to Viaquo's ViaSeal Access Control Business, including physical equipment, technology, products and intellectual property, in exchange for 3,050,000 shares of the Company's restricted common stock valued at $2.35 per share (average market price for the four trading days around November 30, 2004), of which 750,000 of the shares were issued and delivered to Viaquo at closing; 2,050,000 of the shares were placed in escrow to be held until the earlier to occur of (i) the issuance of a U.S. Patent for certain U.S. Patent Applications acquired by SiVault, or (ii) the abandonment by SiVault of the U.S. Patent Application following final rejection thereof by the U.S. Patent and Trademark Office; and the remaining 250,000 shares were placed in escrow to be held until the earlier to occur of (i) the issuance by the European Patent Office ("EPO") of a decision to grant a European Patent with respect to an European Patent Application acquired by SiVault, or
(ii) the abandonment by SiVault of European Patent Application following a final refusal by EPO to grant the European Patent.

The results of the ViaSeal Access Control Business' operations have been included in the Company's consolidated financial statements since the date of the asset purchase.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed from Viaquo at the date of acquisition based upon the fair value of 750,000 shares. SiVault is in the process of evaluating the valuations of certain intangible assets included in the asset purchase.

                                                                                   November 30, 2004
                                                                                   -----------------
     Assets:
       Property and equipment                                                      $          36,270
       Excess cost over net assets and other intangibles acquired                          1,601,057
                                                                                   -----------------
         Total assets acquired                                                             1,637,327
                                                                                   -----------------
     Liabilities
       Vacation pay liability                                                                 52,553
                                                                                   -----------------
         Total liabilities assumed                                                           52,553
                                                                                   -----------------
                                                                                           1,584,774
                                                                                   -----------------
     License fee due Viaquo by Company at purchase date                                      250,000
                                                                                   -----------------
     Advances made to Viaquo by Company                                                      (37,046)
                                                                                   -----------------
     Net assets acquired                                                           $       1,797,728
                                                                                   =================

SiVault agreed to assume the vacation pay liability of employees who resigned from Viaquo and agreed to join SiVault as employees, effective as of December 1, 2004.

On July 9, 2004, the Company acquired all of the outstanding common shares of SiVault Analytics in exchange for four million of the Company's restricted common stock valued at $1.80 per share (market price as of July 9, 2004). The Company issued 140,000 of its common shares valued at $1.60 as finders' fees in conjunction with this acquisition. The results of SiVault Analytics' operations have been included in the Company's consolidated financial statements since the date of acquisition.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed from SiVault Analytics at the date of acquisition. SiVault is in the process of evaluating the valuations of certain intangible assets included in the acquisition.

                                                                                      July 9, 2004
                                                                                   -----------------
     Assets:
       Cash                                                                        $           5,622
       Property and equipment                                                                 51,815
       Deposits                                                                                  450
       Excess cost over net assets acquired                                                7,863,060
                                                                                   -----------------
                                                                                           7,920,947
                                                                                   -----------------
     Liabilities
       Accrued expenses                                                            $         381,947
       Shareholders' advance                                                                 115,000
                                                                                   -----------------
                                                                                   $         496,947
                                                                                   -----------------
     Net assets acquired                                                           $       7,424,000
                                                                                   =================

The following table shows the unaudited pro forma results of the Company, giving effect to the acquisition of SiVault Analytics, Inc. and the purchase of the ViaSeal Access Control business, assuming they were consummated at the beginning of the six month periods ended December 31, 2003 and December 31, 2004:

                                                    Six Months Ended   Six Months Ended
                                                   December 31, 2004   December 31, 2003
                                                   -----------------   -----------------
     Revenues                                         $    1,221,081      $    1,731,691
                                                      --------------      --------------
     Loss from continuing operations                  $   (5,353,757)     $   (1,700,236)
                                                      ==============      ==============
     Income from discontinued operations                                         359,933
                                                      --------------      --------------
     Net Loss                                         $   (5,353,757)     $   (1,340,303)
                                                      ==============      ==============
     Basic and Diluted Loss Per Common Share:
       Loss from continuing operations                $        (0.36)     $        (0.15)
                                                      --------------      --------------
       Loss from discontinued operations              $            -      $         0.03
                                                      --------------      --------------
       Net loss                                       $        (0.36)     $        (0.12)
                                                      ==============      ==============

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

The following table sets forth the computation of basic and diluted per share information:

                                                       Six Months Ended          Three Months Ended
                                                          December 31,              December 31,
                                                         (in thousands)             (in thousands)
                                                   ------------------------    ------------------------
                                                      2004          2003          2004          2003
                                                   ----------   -----------    ----------    ----------
NUMERATOR:
  Loss from continuing operations                  $   (4,872)   $   (1,122)   $   (3,445)   $     (441)
  Income from discontinued operations                       -           360             -             -
                                                   ----------    ----------    ----------    ----------
     Net loss                                      $   (4,872)   $     (762)   $   (3,445)   $     (441)
                                                   ==========    ==========    ==========    ==========
DENOMINATOR:
  Weighted average common shares outstanding           14,280         6,418        15,934         6,827
  Dilutive effect of:
    Common stock equivalents                                -             -             -             -
                                                   ----------    ----------    ----------    ----------
  Weighted average common shares outstanding,
   assuming dilution                                   14,280         6,418        15,934         6,827
                                                   ==========    ==========    ==========    ==========
 BASIC AND DILUTED PER SHARE INFORMATION:
   Loss from continuing operations                 $    (0.34)   $    (0.17)   $    (0.22)   $    (0.06)
   Income from discontinued operations                      -          0.06             -             -
                                                   ----------    ----------    ----------    ----------
     Net loss                                      $    (0.34)   $    (0.11)   $    (0.22)   $    (0.06)
                                                   ==========    ==========    ==========    ==========

NOTE 5 - NOTES PAYABLE - RELATED PARTIES

                                                                                     DECEMBER 31,      JUNE 30,
                                                                                         2004            2004
                                                                                     -----------    --------------
MARYANNE RICHARD

On June 13, 2002, the Company issued a note payable to MaryAnne Richard in the amount of $1,000,000 as part of the consideration for the purchase of Lightec.
The Company later agreed to set a new note principal at $1,105,000.
Subsequently, on June 4, 2004, the Company entered into a settlement Agreement with MaryAnne and Michael Richard (together, the "Richards") whereby the
Richards agreed to settle all obligations and disputes with the Company. The
Company agreed to a payment to the Richards of $1,189,983 (new principal and accrued interest) and the May 7, 2004 issuance of a warrant for 400,000 shares of the Company's common stock at $2.50 per share. The Richards agreed to (i) a
June 7, 2004 transfer of 850,000 shares (valued at $850,000) of the Company's common stock to a third-party designee of the Company and (ii) settlement of the promissory note. On July 2, 2004, the parties finalized the settlement and executed a mutual waiver and release of all claims against each other. On July
2, 2004, the remaining balance of $339,983 was paid to the Richards.                 $         -    $      339,983

SYNERGEX GROUP LLC

On July 2, 2004, the Company issued a $150,000 unsecured note to Synergex Group
LLC ("Synergex"), a related party. The principal and any accrued and unpaid interest on this note is payable on demand by Synergex at any time on or after
July 2, 2005. Interest on the note is equal to the LIBOR Rate plus one percent per annum and is payable on a quarterly basis commencing October 1, 2004. The proceeds from this note were utilized to payoff the remaining balance on the
Richard note.                                                                            150,000                 -
                                                                                     -----------    --------------
                                                                                     $   150,000    $      339,983
                                                                                     ===========    ==============

NOTE 6 - NOTE AND CONVERTIBLE DEBENTURE PAYABLE

                                                                                          December 31, 2004     June 30, 2004
                                                                                          -----------------     -------------
On June 30, 2002, the Company issued a convertible debenture to Edinburgh
Investments LLC ("Edinburgh") in the amount of $1,680,000. The debenture was secured by a first priority interest in the revenues and assets of Lightec and originally matured on June 30, 2003. Interest at 10% was payable quarterly.
Edinburgh had the option to convert the debenture into the Company's common stock at a conversion price of $6.00 per share, subject to anti-dilution adjustments.

On August 29, 2003, Edinburgh and the Company entered into a settlement agreement requiring the Company to pay the following:

         i)   $50,000 on each of October 31, 2003, November 28, 2003 and
              December 31, 2003, ($150,000 paid as penalty has been included in interest expense);

         ii) principal plus all interest accrued on the outstanding principal balance at the rate of 18% per annum from June 28, 2002. All outstanding principal and accrued interest was to be paid to Edinburgh no later than December 31, 2004;

         iii) accrued interest at the rate of 18% from September 1, 2003 payable on January 5, 2004, April 5, 2004, July 5, 2004 and October 5,
              2004;

         iv) 5% of all funds received from Lightec's Bridgeport School contract until the principal and interest is fully paid;

On September 30, 2003, the Company delivered to Edinburgh a five-year warrant to purchase 672,000 shares of common stock at an exercise price of $3.00 per share.
This warrant was issued as consideration for extending the maturity date to December 31, 2004.

The convertible debenture principal balance at December 31, 2004 was $1,275,194 and at June 30, 2004 was $1,358,569. On January 19, 2005, the entire principal balance and accrued interest payable were paid off through the proceeds of the
Second Closing of the Convertible Notes.                                                  $    1,275,194     $   1,358,569

On December 28, 2004 the Company borrowed $500,000 to provide short term working capital. The loan is for 3 months, unless repaid earlier, and carries no explicit interest rate although the Company may be invoiced for interest incurred by the lender, in the event he pays such interest. Consideration given for the loan was 50,000 shares of common stock and 50,000 warrants shares. The principal amount of the loan is reflected on the balance sheet net of the fair
market value of the loan consideration, which is accounted for as debt discount.                 295,600                 -
                                                                                          --------------     -------------

                                                                                          $    1,570,794     $   1,358,569
                                                                                          ==============     =============

NOTE 7 - CONVERTIBLE NOTES

On November 23, 2004 (the "First Closing") the Company issued $1,500,000 principal amount of Convertible Notes to three investment funds. The Convertible
Notes bear interest at the prime rate of interest plus 3% per annum, and the
Company is required to pay 1/30 of the original principal amount each month commencing on June 1, 2005. The Convertible Notes are convertible into common stock of the Company at $2.25 per share. The interest payable on the Notes are also convertible into common stock. Interest accrues each month, and payment commences on June 1, 2005. The Company also issued 200,000 warrant shares which may be exercised within five years at $3.00 per share. The principal amount of these notes is reflected on the balance sheet net of the fair market values of the warrants and the beneficial conversion feature which are accounted for as debt discount.
                                                                                          $       1,226,661     $           -
  Less current portion                                                                              286,221                 -
                                                                                          -----------------     -------------
  Long-term  portion                                                                      $         940,440     $           -
                                                                                          =================     =============

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LEASES

On January 23, 2004, the Company entered into a sublease for its new office space in New York City. On June 22, 2004, the Company entered into a sub-sublease for part of this office space. The sublease and sub-sublease expires on December 30, 2007. In September 2004, the Company sub-subleased a facility space in San Jose, California which expires on May 31, 2008. The sublessor, in the San Jose lease, has the option to terminate, if, on or before January 2, 2005, the Company fails to provide the sublessor with satisfactory evidence that (i) the Company has net cash of at least $3 million, or (ii) the Company has obtained new equity financing of $5 million. If these requirements are not met, the sublessor could terminate the lease after January 2, 2005 with a written notice of at least thirty days prior to such termination. Future annual minimum lease payments as of December 31, 2004 are as follows:

          Year ending      Minimum Annual     Minimum Annual
           June 30,         Rent Expense      Rental Income
       ---------------   -----------------    -------------
        2005 remaining    $        230,000    $      33,000
             2006                  573,000           65,000
             2007                  590,000           65,000
             2008                  432,000           33,000
                          ----------------    -------------
                          $      1,825,000    $     196,000
                          ================    =============

Lightec rents its Connecticut facilities on a month-to-month basis.

WONDERNET, LTD. AGREEMENT

In 2002 and 2003, the Company entered into Distribution and Partnership Agreements with WonderNet, Ltd. ("WonderNet") whereby the Company was granted the right to develop products based on WonderNet's technology and to use, market and sell, distribute and exploit the technology in North America, Central America, Bermuda and the Caribbean Islands. The Company made an initial payment of $100,000 under these contracts and was required to pay a minimum $120,000 per quarter and to pay a minimum 12% royalty on gross sales of products. Two $120,000 payments were made and WonderNet was issued 125,000 shares of the Company's common stock.

In November 2004, the Company notified WonderNet that it was terminating the agreements as a result of a breach by WonderNet. Subsequently, the Company filed a demand for arbitration with the American Arbitration Association in New York, New York asking that any agreements be rescinded, that WonderNet reimburse to it $340,000 in monies paid and that the shares of stock issued to WonderNet be cancelled. On January 26, 2005, the Company obtained a temporary restraining order from the Federal Court in the S.D.N.Y. preventing the sale or transfer of these shares.

EMPLOYMENT AND CONSULTING AGREEMENTS

Three key executives of the Company have employment agreements as of December 31, 2004. The future minimum base compensation of these three executives are as follows:

       Year ending                 Minimum Annual
         June 30,                   Compensation
     ----------------            -----------------
     2005 (remaining)            $         334,167
                2006                       732,083
                2007                       782,917
                                 -----------------
                                 $       1,849,167
                                 =================

The three key executives are entitled to a bonus each quarter of 15% of their yearly compensation based upon the performance and approval by the Board of Directors.

In addition, two additional executives are entitled to annual minimum compensation of $462,000 and certain performance bonuses quarterly ranging from 7.5% to 10% of their yearly compensation. These agreements have no fixed date of expiration.

ACQUISITION  OF  DATAGILITY

In accordance with the Stock Purchase Agreement entered into on February 18, 2004, the Company had an obligation to pay $100,000 in cash as fixed consideration to the former stockholders of Datagility before December 31, 2004. As of the date of this report, no payment had been made. In addition, the Company may owe the former stockholders of Datagility (including one officer of the Company) $100,000 additional cash consideration if, revenues received in connection with Datagility's CyberTrooper software application exceed $750,000 by June 30, 2005. Through December 31, 2004, CyberTrooper revenues were zero.

NOTE 9 - STOCKHOLDERS' EQUITY (DEFICIENCY)

REVERSE STOCK SPLIT

On April 30, 2004, the Company's stockholders approved a one-for-twenty reverse stock split which was effective on June 7, 2004. All references in the accompanying consolidated financial statements and notes thereto relating to common stock and additional paid-in capital and warrants per share and share data have been retroactively adjusted to reflect the one-for-twenty reverse stock split.

INCREASE IN AUTHORIZED SHARES

On April 30, 2004, the Company's stockholders approved an increase in the authorized number of common shares to 50 million from 15 million which became effective on the date of the reverse stock split.

NOTE 10 - STOCK-BASED WARRANTS

     At December 31, 2004 the Company had the following warrants outstanding:

     Warrants          Exercise      Expiration
     Outstanding       Price         Date
     ---------------   -----------   ------------------
              90,500   $      3.00   February 17, 2005  (A)
               1,000   $      3.00   February 27, 2005  (A)
               3,375   $      3.00   March 20, 2005     (A)
             137,875   $      3.00   November 19, 2005
             184,525   $      3.60   December 22, 2005
           1,004,975   $      2.00   August 22, 2006
             903,150   $      2.00   September 13, 2006
             187,500   $      4.00   September 13, 2006 (B)
             600,998   $      3.00   October 18, 2006
     ---------------
           3,113,898   SUBTOTAL
     ---------------

     Other Warrants (in connection with loans, etc.)
             400,000   $      2.50   May 7, 2006
              50,000   $      3.00   May 9, 2006
             400,000   $      2.50   May 25, 2006
              50,000   $      2.50   December 23, 2006
             672,000   $      3.00   September 30, 2008
     ---------------
           1,572,000   SUBTOTAL
     ---------------
           4,685,898   TOTAL WARRANTS
     ===============

     Class A Warrants
             200,000   $      3.00   November 23, 2009
     ---------------
           4,885,898   TOTAL WARRANTS &  CLASS A WARRANTS
     ===============

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

NOTE 11 - STOCK OPTIONS

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

On September 1, 2004, a stock option to purchase 100,000 shares at an exercise price of $1.50 with a five year expiration date was issued to an individual for investment banking services. The fair value of the options issued in September 2004 is estimated on the date of grant at $77,000 using the Black-Scholes binomial pricing model with the following assumptions:

              Expected life                     5  years
              Interest rate                     7%
              Volatility                       78%
              Dividend yield                    -

On October 21, 2004, stock options to purchase 125,000 each shares at an exercise price of $2.67 with a two year expiration date were issued to five directors in connection with their services as board members for the current fiscal year. Additionally, on October 14 and 26, 2004, stock options to purchase 75,000 shares each at an exercise price of $2.20 with a two year expiration date were issued to two individuals for consulting services. The fair value of these options issued in October 2004 is estimated on the date of the grants at $183,000 and $100,000, using the Black-Scholes binomial pricing model with the following assumptions:

              Expected life                     2  years
              Risk free interest rate           3%
              Volatility                       78%
              Dividend yield                    -

NOTE 12 - BUSINESS SEGMENTS

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", requires companies to provide certain information about their operating segments. The Company had two reportable segments at December 31, 2004: SiVault Systems and Lightec. The Company had three reportable segments at December 31, 2003: SiVault Systems, Lightec, and eMedRx.

The summarized financial information concerning the Company's reportable segments for the six months ended December 31, 2004 and 2003, is as follows:

                                    SiVault
2003                                Systems         Lightec        eMedRx          Total
-------------------------------   ------------   ------------   ------------   ------------
Net sales to external companies   $     12,067   $  1,707,224   $          -      1,719,291
Operating earnings (loss)(1)        (1,132,473)       585,739        (48,465)      (595,199)
Total assets                           199,879      1,525,997          9,523      1,735,399
Depreciation and amortization            4,554            460              -          5,014
Capital expenditures                     3,405              -              -          3,405
Interest expense                       527,098              -              -        527,098

                                    SiVault
2004                                Systems         Lightec        Total
-------------------------------   ------------   ------------   ------------
Net sales to external companies   $     19,100   $  1,201,981   $  1,221,081
Operating earnings (loss) (1)       (5,201,635)       500,763     (4,700,872)
Total assets                        11,655,365      1,122,565     12,777,930
Depreciation and amortization           67,828          1,379         69,207
Capital expenditures                   305,010            448        305,458
Interest expense                       170,884              -        170,884

(1)  Excludes Interest expense

NOTE 13 - ACQUISITION OF REMAINING OTHER INTERESTS OF EMEDRX SUBSIDIARIES

On October 19, 2004, the Company entered into three Share Exchange Agreements with shareholders of eMedRx Delaware and eMedRx Canada and a shareholder of eMedRx Nevada (the "Agreements"). The Agreements called for the exchange of the common shares of eMedRx Delaware, eMedRx Canada and of eMedRx Nevada not currently owned by the Company for 568,070 restricted shares of the Company's common stock valued at $3.45 per share, which was accounted for as an exchange of stock since the eMedRx entities have been accounted for as variable interest entities. The operations of all three eMedRx entities were recorded as part of the SiVault Systems segment of the Company effective with the date of their acquisitions.

NOTE 14 - SUBSEQUENT EVENTS

On January 4, 2005, the Company filed a preliminary Form SB-2 registration statement with the Securities and Exchange Commission (SEC), to register up to 21,998,674 shares of the Company's Common Stock. On January 14, 2005, the registration statement was declared effective by the SEC.

On January 19, 2005, the Company completed the Second Closing related to its sale of $3,000,000 of Convertible Notes and 400,000 Class A Warrants, resulting in $1,500,000 in gross proceeds to the Company, which were primarily utilized to pay the full balance of the Edinburgh Convertible Debenture principal in the amount of $1,275,194 and accrued interest owed, on the same date.

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

The following discussion of critical accounting policies represents our attempt to report on those accounting policies which we believe are critical to our consolidated financial statements and other financial disclosure. It is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in Note 1 of the Condensed Notes to the Consolidated Financial Statements included in this report.

We have identified the following as critical accounting policies affecting our company: Revenue Recognition; Income Taxes; and Goodwill and Other Long-Lived Assets.

REVENUE RECOGNITION

Our revenue recognition policies are significant because our revenue is a key component of our results of operations. Revenue recognition in connection with our Lightec business, which accounted for substantially all of our approximately $1,220,000 and $365,000 in revenue for the six and three months ended December 31, 2004, respectively, is particularly subjective as it has historically been generated from fixed-price or modified fixed-price contracts. Recognition of revenue from these contracts requires the estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized using the percentage-of-completion method as costs (primarily labor and materials) are incurred, with revisions to estimates reflected in the period in which changes become known. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future revenue and margins from this business may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting changes in revenues and reductions in margins or contract losses could be material to our results of operations.

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

Under this accounting standard, we do not amortize our goodwill and are required to complete an annual impairment test. For the purpose of implementing SFAS No. 142, we have designated the fourth fiscal quarter (quarter ending June 30) as the period of the annual test.

BUSINESS SUMMARY

We are a publicly traded services company (OTC.SVTL.OB) with headquarters in New York and operations in San Jose and Connecticut. The company is a result of a recent merger between Security Biometrics, Inc. (a Nevada public company) and SiVault Analytics, Inc. (a private Delaware company.) Our services enable businesses to migrate from a paper-based transaction platform to a fully electronic, biometrically authenticated and cryptographically secured transaction platform. The technology is designed as a fully financially insured hosted service that provides a paperless captured, authenticated, private, and secured access to transactions, documents, data files, and content streams.

By establishing a centralized repository of biometrically captured signatures bound to structured documents and transactions, we are able to offer a wide range of services across the retail and healthcare sectors. Our business model is to charge customers transaction-based fees, and provide leasing and financing options for their hardware and software purchases to minimize barriers to entry. We are differentiated by virtue of an innovative technology platform, a transaction-based revenue model, a unique combination of strategic alliances and intellectual property, the experience and strength of the management team, and our shared vision of the importance of integrating paperless transactions with financial settlement and certainty.

Our competitive advantage consists of four significant technology initiatives:
(1) a proven biometric signature authentication technology that analyzes the dynamic features of a signature, (relative speed and acceleration, rhythm, and stroke sequences) which not only authenticates the person writing the signature, but also leads to secure validation and 3rd party authorization of the transaction. (2) a rule-based, one-to-many and many-to-one access control system, using strong encryption technology enabling easy and inexpensive access control for individuals to either deposit or retrieve millions of bits of data from multiple, geographically dispersed (Internet-based) transaction data-base locations. Authorized individuals gain access to the data, while unauthorized individuals cannot. (3) a robust ID-CHECK(R) technology for new-user registration purposes which instantly reads, analyzes, and verifies the encoded data in magnetic stripes and barcodes on government-issued IDs to determine if the content and format is valid. (4) digital pen technology, consisting of a pen that writes ink strokes on paper forms incorporating a camera and character-recognition software, enabling the storage and conversion of written characters to digital characters, thus allowing organizations to transition from paper and ink to digital information quickly and easily.

These four technology initiatives, along with other standard information technology product elements, including financial transaction settlement, will be integrated together using a state-of-the-art Service Oriented Architecture
(SOA). The SOA provides the technology as a pay-per-use service, and is modular, standardized, easy to implement and maintain, and easy to adjust and evolve. By bundling the technology initiatives, we enable customers to transform age-old paper-based business transactions to entirely paperless formats, and thus bring the benefits of drastically reduced cost, better response times, lower levels of mistakes and fraud, and the enablement of new benefits not possible with paper systems. These include instant query capability on any transaction, easy long term storage, and data mining for market, business, and scientific research.

The U.S. and Canadian Retail and Healthcare markets are our target markets due to the compelling need for our solutions, recent legislation, sales cycle time, existing business contracts, and an opportunity to quickly increase market share. Global expansion will be driven by the customers' need to create a worldwide safety net for electronic transactions and the desire to reduce expenses associated with paper-based transactions and processes. As we develop our brand reputation in these initial markets, longer sales cycle verticals such as banking and insurance will be added, followed by the government sector.

RETAIL MARKET (PRIMARY) Our authentication and validation solutions dramatically reduce the opportunities for identity theft, and provide a major breakthrough in dispute resolution. This reduces charge-backs, write-offs and credit card fraud through a bundled offering of non-repudiation and storage services that secure paperless transactions by authenticating an individual and making online receipts available instantly. The addition of digital pen and paper technology to our offering will allow companies to continue to capture more complex transactions information (e.g., buying a cell phone) on paper, and then throw the paper away.

HEALTHCARE (PRIMARY) Our solutions will reduce prescription fraud and mistakes while maintaining Health Insurance Portability and Accountability Act of 1996 (HIPAA) compliance for record access, and can reduce high malpractice premium costs by biometrically validating both doctor and patient signatures when a prescription is given. The system will work with most platforms and infrastructures and should reduce the average management cost of a typical paper-based prescription by a factor of seven times, while simultaneously reducing mistakes and fraud. The use of digital pen and paper will also allow capturing substantially more complex transactions data in the health care system--a system buried in paper-based processing--and thus allow companies to quickly jump the gap between paper-based and electronic-based transactions processing, but without the cost and time involved in redesigning the entire front end of the data capture process.

BANKING (SECONDARY) We will not only secure banking transactions, but we will drastically reduce the back-end office costs by enabling paperless transactions--from deposits to car, personal and mortgage loans. Multi-branch, multinational banks will enable customers to become members of the bank, and not just the branch, thereby removing paper from the entire system and expanding overall services to its customers.

GOVERNMENT (SECONDARY) With the increased requirements due to legislation (e.g. the 2000 electronic signature act or the US Patriot act) and with exacerbated Homeland Security issues, we have identified the government sector for electronic passports, entry and exit requirements, credential authentication and validation. Our technology has far reaching benefits, with Federal, Local and State Governments for the reduction of paperwork, and for ensuring that individuals are authenticated prior to conducting electronic communication with government departments.

LIGHTEC COMMUNICATIONS, our Professional Services installation and servicing subsidiary, provides out-sourced integration services. Lightec is a leading provider of design, installation and technical support for Information Technology (IT) systems. It fulfills a complete spectrum of network communications infrastructure needs, from fiber optic and/or copper cable to cable connection networking (LAN/WAN), wiring closets and network switching components (e.g. internal, data and video security).

RESULTS OF OPERATIONS

Quarter Ended December 31, 2004 vs. Quarter Ended December 31, 2003

Our revenues for the quarter ended December 31, 2004 were $364,891, a decrease of $1,183,633 or approximately 76% from the quarter ended December 31, 2003. Our revenues were substantially all generated from the Lightec subsidiary, in regards to the Bridgeport School District ("Bridgeport") contract.

The cost of revenues incurred for the quarter ended December 31, 2004 was $100,781, a decrease of $790,762 from the quarter ended December 31, 2003 due to a decrease in services revenues and revenues from the sales of hardware and software delivered, pending approval of projects which should commence in the January to March 2005 quarter. The cost of revenue for the quarter ended December 31, 2004 included an adjustment of approximately $141,000 to reverse costs which had been recorded in the previous quarter. Without this adjustment, the cost of revenues in the quarter ended December 31, 2004 would have been approximately $242,000.

The gross margins, as a percentage of sales, were 72% and 42% for the quarters ended December 31, 2004, and 2003, respectively. In the absence of the expense adjustment booked in the quarter ended December 31, 2004, the gross margin for that quarter would have been 34%, reflecting relatively consistent gross margins attributable to the continued efficiencies in delivering product and services to Bridgeport.

Our selling, general and administrative expenses for the quarter ended December 31, 2004 were $2,248,161, an increase of $1,622,802 or approximately a 260% increase over the quarter ended December 31, 2003. The selling, general and administrative expenses includes product development and research and development. Payroll and other related costs increased by approximately $780,000 in the quarter ended December 31, 2004 due to an increase in officers and employees, mostly in the San Jose office as software engineers, IT and network technicians, and product developers were hired, as we accelerated the work to develop our biometric security products. Consulting fees increased by approximately $819,000 primarily due to intensification of market and corporate development activities. In addition, the issuance of common stock and stock options for non-cash services in the amount of $1,353,500 were recorded in the quarter ended December 31, 2004 as compared to $36,000 for the quarter ended December 31, 2003, reflecting additional corporate development consulting services and compensation for directors and advisory board members.

Interest expense for the quarter ended December 31, 2004 was $106,964, a decrease of $329,945, or approximately 76% from the quarter ended December 31, 2003. This was primarily a result of a reduction in interest expense due to lower average balances owed on notes payable and convertible debentures. In addition, the interest expense in the quarter ended December 31, 2003 included a $150,000 penalty payment on convertible debentures.

Our net loss for the quarter ended December 31, 2004 was $3,444,515 as compared to a loss of $441,287 for the quarter ended December 31, 2003, or an increased of $3,003,228 or approximately 681%. The increased loss was primarily attributable to higher expenses from the acceleration of development of our biometric security products, and the decrease in income from our Lightec Professional Services segment.

Six Months Ended December 31, 2004 vs. Six Months Ended December 31, 2003

Our revenues for the six months ended December 31, 2004 were $1,221,081, a decrease of $498,210 or approximately 29% from the six months ended December 31, 2003. Our revenues were substantially all generated from the Lightec subsidiary, in regard to the Bridgeport School District ("Bridgeport") contract.

The cost of revenues incurred for the six months ended December 31, 2004 was $491,785, a decrease of $476,869 from the six months ended December 31, 2003 due to a decrease in services, hardware and software delivered, pending approval of projects which should commence in the January to March 2005 quarter.

The gross margins, as a percentage of sales, were 60% and 44% for the six months ended December 31, 2004, and 2003, respectively, reflecting improved efficiency in delivering services to Bridgeport.

Our selling, general and administrative expenses for the six months ended December 31, 2004 were $3,366,168, an increase of $2,131,332 or approximately a 173% increase over the six months ended December 31, 2003, reflecting intensification of development of our biometric security products. The selling, general and administrative expenses includes product development and research and development. In addition, the issuance of common stock and stock options for non-cash services expenses in the amount of $2,064,000 were recorded in the six months ended December 31, 2004 as compared to $111,000 for the six months ended December 31, 2003, reflecting additional corporate development consulting services and compensation for directors and advisory board members.

Interest expense for the six months ended December 31, 2004 were $170,884, a decrease of $356,214, or approximately 68% from the six months ended December 31, 2003. This reduction in interest expense was primarily due to lower average balances owed on notes payable and convertible debentures. In addition, the interest expense in the six months ended December 31, 2003 included a $150,000 penalty payment on the convertible debentures.

Our net loss from continuing operations for the six months ended December 31, 2004 was $4,871,756 as compared to a loss from continuing operations of $1,122,297 for the six months ended December 31, 2003, or an increased loss of $3,749,459 or approximately 334%. The increased loss was primarily attributable to higher expenses from the acceleration of the development of our biometric security products, which more than offset the continued profitability of our Lightec Professional Services segment.

Our net loss for the six months ended December 31, 2004 was $4,871,756 as compared to a loss of $762,364 in the six months ended December 31, 2003, which included a gain on $359,933 from disposing of the operations of the discontinued Datadesk subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2004, our consolidated operating activities did not generate positive cash flow. We financed our operations primarily through the placement of our common stock and the issuance of new debt. We had a working capital deficit of approximately $3.0 million at December 31, 2004 as compared with $4.3 million at June 30, 2004. Cash increased by approximately $297,860 during the six months ended December 31, 2004.

Net cash used in operating activities was $3,633,225 during the six months ended December 31, 2004, as compared to positive cash flow provided by operations of $666,605 during the six months ended December 31, 2003. Net cash used in operations for the quarter ended December 31, 2004 resulted primarily from our net loss of approximately $4.9 million, offset by certain non-cash expenses of approximately $2,064,000. In addition, approximately $700,000 of cash was used by (i) increasing inventory of electronic point-of-sale terminals (which will be utilized for biometric security services in future quarters) by approximately $527,000; and (ii) security deposits and prepaid expenses paid for rent and insurance in the amount of approximately $203,000.

Investing activities utilized $299,836 of cash during the six months ended December 31, 2004, as compared to $202,374 for the six months ended December 31, 2003. Investments for the most recent six months were primarily for computers, servers, routers, storage devices and capitalized software, while investments in the six months ended December 31, 2003 consisted primarily of approximately $199,000 in advances to a discontinued subsidiary.

Financing activities provided approximately $4,231,000 of cash during the six months ended December 31, 2004 as compared to $1,128,177 for the six months ended December 31, 2003. Net cash provided resulted primarily from the issuance of common stock and the exercise of stock warrants totaling approximately $2,821,000, the issuance of approximately $1,719,000 of new convertible notes and other note payable, offset by repayments of $115,000 on advances from shareholders and repayments netting to $189,983 paid on notes payable from related parties.

During the six months ended December 31, 2004, we raised approximately $2,487,000 in equity capital and settled amounts owing to related parties and others amounting to approximately $668,000 in exchange for equity in the Company. We also issued common stock and stock options in the amount of $2,064,000 for certain services. In addition, we reduced by $450,000 our payable balance to our largest supplier for Lightec. That supplier was owed approximately $810,000 at December 31, 2004.

In their audit report for the fiscal year ended June 30, 2004, our independent auditors expressed a qualification as to our ability to continue as a going concern. In our annual report on Form 10KSB for the fiscal year ended June 30, 2004, management outlined its plans for dealing with this situation during the 2005 fiscal year. These plans included expanding operations and additional capital raising activities.

The Company's biometric security services business has yet to generate significant revenues. Management anticipates revenues from this business will increase significantly in the fourth quarter. The Company's Lightec subsidiary has provided $1,201,981 in revenues to date and is expected to generate another $5 to $7 million in the current calendar year. Since payments to Lightec are tied, to a large extent, to payments from the Federal eRate Program, it is difficult to predict, however, when such payments will be made, and in what amounts.

Deficits in cash flow have otherwise been funded through financing activities. During the six months ending December 31, 2004, we raised approximately $2.8 million in equity and $1.7 million in notes and convertible debentures. We expect, in the quarter ending March 31, 2005, to raise an additional $5,000,000 to $7,000,000 in equity and/or convertible debt. The sale of additional equity or convertible debt securities will result in further dilution to our stockholders. These securities may also have rights senior to those of holders of our common stock. Any indebtedness could contain covenants, which restrict our operations and limit our ability to incur additional debt. The proceeds from this private placement will be utilized to pay-off amounts owed creditors and suppliers, and to fund expanded operations of biometric security services.

During the six months ended December 31, 2004, the Company has also entered into several strategic alliances and licensing agreements which it believes will result in increased revenues commencing in the fourth quarter of fiscal 2005.

While we believe that funds derived from Lightec and financing activities will be sufficient to fund operations until revenues are generated from the Company's biometric security services business, there can be no assurance that such will be the case. If financing is delayed or not available, if Lightec's business is reduced, or if payments to Lightec are delayed or reduced, then the Company may be forced to significantly curtail its operation, sell assets or adjust or change its business plan.

QUANTITATIVE AND QUALITATIVE DISCLOSURES AND FACTORS THAT MAY AFFECT FUTURE RESULTS

FACTORS THAT MAY AFFECT FUTURE RESULTS

We may from time to time make written or oral statements that contain forward-looking information. However, our actual results may differ materially from our expectations, statements or projections. The following risks and uncertainties could cause actual results to differ from our expectations, statements or projections.

RISKS RELATED TO OUR BUSINESS:

We are subject to interest rate risk. The Company is seeking financing from various sources, either directly from financial institutions, or by way of lease financing of property and equipment. Such borrowing could be impacted by changes in interest rates. As of December 31, 2004, the Company had issued $1,500,000 principal amount of floating rate convertible notes, which carry an interest rate of prime plus 3% per annum, equal to an interest rate on these notes of 8.25%. Increases in the prime rate of interest will increase the Company's cost of borrowing.

We have a limited history of operations, which makes it difficult to anticipate our future performance.

We have a limited operating history and limited historical financial information upon which to base your evaluation of our performance, particularly in light of our recent change in business strategy. Our Lightec Professional Services business, which has been largely independent of our new technology solution offerings, has historically generated substantially all of our revenue. We have not generated any meaningful revenue from our new business strategy and our historical performance is not indicative of future performance.

Our business model is unproven and may not succeed.

We recently changed and continue to refine our business model and strategy. Although we have some customers for the turnkey solutions that form the core of our new business strategy, we have not yet validated our business model or strategy in the market. The success of our business model and strategy is dependent on a number of factors including:

o our ability develops and delivers our technology solutions within budgeted costs;
o our ability to enter into and implement successful channel partner arrangements;
o    acceptance in the market of our technology solutions
o    our ability to price our technology solutions at competitive rates

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies starting a new business, particularly companies in rapidly evolving markets such as the markets for our technology solutions.

We have incurred and expect to continue to incur significant losses and may never achieve profitability.

We incurred a net loss of $3,444,515 during the fiscal quarter ended December 31, 2004 and a loss of $1,427,240 during the fiscal quarter ended September 30, 2004. At December 31, 2004, we had an accumulated deficit of $23,083,814. We expect to make significant expenditures in connection with the implementation of our new business strategy, including expenditures relating to sales and marketing activities, technology development and integration, potential acquisitions and administrative resources. As a result, we expect our losses to continue for the foreseeable future and we may never achieve profitability.

We need and may not be able to obtain additional financing.

As of December 31, 2004, we had a working capital deficiency of approximately $3,032,000. Despite raising approximately $2.8 million in equity and $1.7 million in convertible debt and other notes from July 1, 2004 through December 31, 2004, we need to raise additional capital in order to continue to fund our plan of operations. We have no sources of financing from which we can draw immediately. While we expect to raise an additional $5,000,000 to $7,000,000 in equity and/or convertible debt in the quarter which ends March 31, 2005, we cannot assure investors that we will have adequate capital resources to fund planned operations or that any additional funds will be available to our company when needed, or if available, will be available on favorable terms or in amounts required. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our existing and planned operations.

We are dependent on a limited number of customers.

Substantially all of our historical revenue has been attributable to our Lightec Professional Services business. During the six months ended December 31, 2004, substantially all of our revenue was attributable to one contract with the Bridgeport School District funded by the Federal eRate program. While additional amounts have been budgeted for this project for the 2004-2005 school quarters, we have not yet received Federal approval under the eRate program. We have also been awarded contracts with the New Haven School Board for approximately $200,000. Our plan of operation is dependent on successfully fulfilling the Bridgeport and New Haven contracts. Should we fail for any reason to perform the balance of the contracts, or if Federal approval is not granted, or Bridgeport or New Haven defaults on payments under the contract, we may not have sufficient funding to continue the Lightec Professional Services business as planned and our other activities may be substantially harmed.

All of our assets are subject to a security agreement to ensure repayment of Convertible Notes, and may be foreclosed to satisfy certain debt obligations should we default.

We have granted a first priority lien in all of the assets of our business to secure repayment of convertible notes in the principal amount of $3,000,000 as of January 9, 2005, after the Second Closing of the LongView convertible notes financing. This financing was utilized to pay off Edinburgh Investments, LLC, and put LongView in the first priority position. The existence of this security interest, if we default, could adversely impact our liquidity and may make it more difficult for us to obtain additional debt or equity financing from other sources.

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

If we are able to expand our operations, particularly through sales to large retailers, financial institutions and government agencies, as well as implementation of our e-prescription solution, the expansion will place significant strain on our management, financial controls, operating systems, personnel and other resources. Our ability to manage future growth, should it occur, will depend to a large extent upon several factors, including our ability to do the following:

o    build and train our sales force;
o    establish and maintain relationships with channel partners;
o    develop customer support systems;
o develop expanded internal management and financial controls adequate to keep pace with growth in personnel and sales;
o    manage the use of third-party manufacturers and suppliers; and
o    integrate operations and personnel from acquired businesses.

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

Our business is dependent on our ability to attract and retain management and other key personnel.

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

We recently acquired SiVault Analytics, Inc. and the ViaSeal Access Control business of Viaquo Corporation, and may, in the future, acquire, make investments in, or enter into strategic alliances with companies which have technologies, customer bases, channel relationships and other value-added services or assets in our current markets or in areas into which we intend to expand our business.

Any acquisitions, investments, strategic alliances, or related efforts will be accompanied by risks such as the:

o    Difficulty of identifying appropriate acquisition candidates;
o    Difficulty of assimilating operations of respective entities;
o    Potential disruption of our ongoing business;
o    Potential liability for unknown debts;
o    Loss of key management and operating personnel;
o Difficulties managing joint ventures especially those in which we may hold less than a majority interest;
o Inability of management to integrate businesses and capitalize on opportunities presented by acquisitions, investments, strategic alliances or related efforts;
o Failure to successfully incorporate licensed or acquired technology and rights into our services;
o    Inability to maintain uniform standards, controls, procedures and policies;
     and
o Impairment of relationships with employees and customers as a result of changes in management.

If we are not able to successfully overcome these risks or any other problems encountered with such acquisitions, investments, strategic alliances or related efforts, the benefits of such transaction may not be realized and we could incur significant costs and suffer reductions in revenue form existing operations.

Our net operating loss carry-forwards may be limited.

At June 30, 2004, our net operating loss carry forwards was $3.3 million. Our net operating loss carry forwards may be limited in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred, or could in the future occur. Net operating loss carry forwards are utilized to offset future taxable income for federal and state income tax purposes.

RISKS RELATED TO ID-CHECK(TM) TECHNOLOGY:

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

RISKS RELATED TO OUR SECURITIES:

Our stock may be affected by limited trading volume and may fluctuate significantly in price.

Our common stock is traded on the NASD OTC Bulletin Board. Trading in our stock has been limited and there can be no assurance that an active trading market for our stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Thinly traded shares can be more volatile than shares traded in an active public market. The average daily trading volume of our common stock in October through December 2004 was 6,098 shares. The low and high trading prices of our common stock for the same period has ranged from $2.00 to $3.60 per share. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance.

WE HAVE ISSUED A SUBSTANTIAL NUMBER OF SECURITIES CONVERTIBLE INTO SHARES OF OUR COMMON STOCK WHICH WILL RESULT IN SUBSTANTIAL DILUTION TO THE OWNERSHIP INTERESTS OF OUR EXISTING SHAREHOLDERS.

As of December 31, 2004, approximately 8,669,231 shares of our common stock were reserved for issuance upon exercise or conversion of the following securities:

     o 1,333,333 shares upon conversion of outstanding convertible term notes;

     o 7,335,898 shares upon exercise of outstanding stock options and warrants.

The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing shareholders.

A SUBSTANTIAL NUMBER OF OUR CONVERTIBLE SECURITIES ARE CONVERTIBLE INTO SHARES OF COMMON STOCK AT A CONVERSION PRICE OF $2.25 PER SHARE. MOST OF THESE SHARES ARE ELIGIBLE FOR PUBLIC RESALE. THE TRADING PRICE OF OUR COMMON STOCK AND OUR ABILITY TO RAISE ADDITIONAL FINANCING MAY BE ADVERSELY EFFECTED BY THE INFLUX INTO THE MARKET OF SUCH A SUBSTANTIAL NUMBER OF SHARES.

Our outstanding convertible notes are convertible into 666,667 shares of common stock at a per share conversion price of $2.25 which may be less than the current trading price of our shares. Although many of the shares issuable upon conversion of our convertible warrants are eligible for public resale under Securities and Exchange Commission Rule 144, we have agreed to file a registration statement to cover the public resale of all of these shares. This significant increase in number of shares available for public sale may have a negative impact on the trading price of our shares and substantially dilute the ownership interest of our existing shareholders. In the event that our stock trades below $2.25 per share, in order to raise additional financing we would likely be required to issue additional shares of common stock or securities convertible into common stock at a purchase or conversion price as applicable, of less that $2.25 per share. To the extent these factors are viewed negatively by the market, it may provide an incentive for persons to execute short sales of our common stock that could adversely affect the trading price of our common stock.

Our common stock is deemed to be a "Penny Stock" which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is deemed to be a "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stocks:

o    With a price of less than $5.00 per share;
o    That are not traded on a "recognized" national exchange;
o    Whose prices are not quoted on the NASDAQ automated quotation system; or
o Of issuers with net tangible assets of less than $2.0 million (if the issuer has been in continuous operation for at least three quarters) or $5.0 million (if issuer has been in continuous operation for less than three quarters), or with average revenues of less than $6.0 million for the last three quarters.

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

OFF-BALANCE SHEET ARRANGEMENTS:

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on us that is material to investors.

ITEM 3  CONTROLS AND PROCEDURES

An evaluation was performed, as of December 31, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective as of December 31, 2004.

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

The Company has filed a demand for arbitration with the American Arbitration Association in New York, New York asking that any agreements between it and WonderNet, Ltd. ('WonderNet") be rescinded, that WonderNet pay it $340,000 and that shares of stock previously issued to WonderNet be cancelled. On January 26, 2005, the Company obtained a temporary restraining order from the Federal Court in the S.D.N.Y. preventing the sale or transfer of these shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Information regarding sales of our securities during the quarter ended December 31, 2004, which sales were not registered under the Securities Act of 1933 (the "Act") are hereby incorporated by reference from the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 4, 2005; Commission File No. 333 - 121831.

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

                                         SiVault Systems, Inc.

Date: February 14, 2005                  By:    /s/ Emilian Elefteratos
                                                -------------------------------
                                         Name:  Emilian Elefteratos
                                         Title: Chief Executive Officer
                                                (Principal Executive Officer)

Date: February 14, 2005                  By:    /s/ Wayne Taylor
                                                -------------------------------
                                         Name:  Wayne Taylor
                                         Title: Interim Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

                                Index of Exhibits

Number    Description
------    -----------
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