Form 10QSB
period 2005-03-31
SiVault Systems, Inc.
filed 2005-05-16
CIK 1101046

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                         Commission File Number 0-30711

                          SIVAULT SYSTEMS, INC.________
                          -----------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                 98-0209119
----------------------------------         ---------------------------------
State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization

                       2665 North First Street, Suite 300
                           San Jose, California 95134
                    (Address of principal executive offices)
                                 (408) 321-5100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

             (Former Name, Former Address, and Former Fiscal Year,
                         if changed since last report)
                          500 Fifth Avenue, Suite 1650
                            New York, New York 10110
                 (Former Address of principal executive offices)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2005.

Common Stock, $.001 par value            20,103,185
Class                                    Number of shares

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      INDEX

      Financial Statements                                             Page No.
      --------------------                                             --------

      Consolidated Condensed Balance Sheets as of March 31, 2005 and
      June 30, 2004                                                         3

      Consolidated Condensed Statements of Operations for the nine
      months and three months ended March 31, 2005 and 2004                 4

      Consolidated Condensed Statements of Stockholders' Equity
      (Deficiency) for the nine months ended March 31, 2005 and 2004        5

      Consolidated Condensed Statements of Cash Flows for the nine
      months ended March 31, 2005 and 2004                                6 - 7

      Condensed Notes to Consolidated Condensed Financial Statements      8 - 26

                     SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
                      (FORMERLY SECURITY BIOMETRICS, INC.)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
           ASSETS AND LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                                   March 31,             June 30,
                                                                                                      2005                 2004
                                                                                                  ------------         ------------
CURRENT ASSETS                                                                                     (Unaudited)           (Audited)
    Cash                                                                                          $    501,738         $    112,880
    Accounts receivable                                                                                993,722              848,617
    Inventory                                                                                          531,035                3,884
    Prepaid expenses and other current assets                                                          181,207               58,788
                                                                                                  ------------         ------------
         TOTAL CURRENT ASSETS                                                                        2,207,702            1,024,169

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
    DEPRECIATION                                                                                       368,934               63,517

CAPITALIZED SOFTWARE, NET OF ACCUMULATED
    AMORTIZATION                                                                                     1,146,626              573,477

SECURITY DEPOSITS AND OTHER ASSETS                                                                     322,187               56,916
EXCESS COST OVER NET TANGIBLE ASSETS
     ACQUIRED                                                                                       12,960,118                   --
                                                                                                  ------------         ------------
                                                                                                  $ 17,005,567         $  1,718,079
                                                                                                  ============         ============

CURRENT LIABILITIES
    Accounts payable and accrued liabilities - non-related parties                                $  3,496,337         $  2,558,883
    Accounts payable and accrued liabilities - related parties                                         259,673              789,410
    Billings in excess of costs and estimated earnings on uncompleted
         contracts                                                                                          --               90,018
    Notes and convertible debenture payable                                                            653,395            1,358,569
    Notes payable - related parties and employees                                                      984,014              339,983
    Current portion of convertible notes                                                               661,648                   --
    Other current liabilities                                                                          129,920              227,162
                                                                                                  ------------         ------------
         TOTAL CURRENT LIABILITIES                                                                   6,184,987            5,364,025

LONG-TERM LIABILITIES
    Convertible notes, net of current portion                                                        1,323,293                   --
    Other liabilities                                                                                   17,530               16,954
                                                                                                  ------------         ------------
         TOTAL LONG TERM LIABILITIES                                                                 1,340,823               16,954

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
    Common Stock
         Authorized - 50,000,000 shares $0.001 par value
             Issued - 20,353,185; 20,103,185 shares outstanding and
             250,000 shares held as collateral at March 31, 2005;
             7,924,664 shares issued and outstanding at June 30, 2004                                   20,104                7,924
         Additional paid-in capital                                                                 36,431,040           14,548,456
         Accumulated other comprehensive loss                                                           (7,311)              (7,222)
         Accumulated deficit                                                                       (26,964,076)         (18,212,058)
                                                                                                  ------------         ------------
             TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                                 9,479,757           (3,662,900)
                                                                                                  ------------         ------------
                                                                                                  $ 17,005,567         $  1,718,079
                                                                                                  ============         ============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                     SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
                      (FORMERLY SECURITY BIOMETRICS, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                            Nine Months Ended                Three Months Ended
                                                                                March 31,                         March 31,
                                                                       ----------------------------    ----------------------------
                                                                           2005            2004             2005           2004
                                                                       ------------    ------------    ------------    ------------
REVENUES
     Contract revenues earned                                          $  1,497,759    $  5,207,595    $    295,778    $  3,500,371
     Other revenues                                                          23,300          16,836           4,200           4,769
                                                                       ------------    ------------    ------------    ------------
                                                                          1,521,059       5,224,431         299,978       3,505,140
                                                                       ------------    ------------    ------------    ------------
OPERATING EXPENSES
     Cost of revenues earned                                                658,926       3,285,265         167,141       2,316,611
     Selling, general and administrative                                  5,918,691       2,660,979       2,552,523       1,426,143
     Issuance of common stock and stock options for services              3,031,400         244,000         967,400         133,000
                                                                       ------------    ------------    ------------    ------------
                                                                          9,609,017       6,190,244       3,687,064       3,875,754
                                                                       ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                                                     (8,087,958)       (965,813)     (3,387,086)       (370,614)
                                                                       ------------    ------------    ------------    ------------
OTHER EXPENSES
     Interest expense                                                       664,060         717,852         493,177         190,754
     Charge relating to issuance of warrants                                     --       2,016,000              --       2,016,000
                                                                       ------------    ------------    ------------    ------------
                                                                            664,060       2,733,852         493,177       2,206,754
                                                                       ------------    ------------    ------------    ------------
LOSS BEFORE PROVISION FOR INCOME TAXES                                   (8,752,018)     (3,699,665)     (3,880,263)     (2,577,368)
PROVISION FOR INCOME TAXES                                                       --              --              --              --
                                                                       ------------    ------------    ------------    ------------
LOSS FROM CONTINUING OPERATIONS
     BEFORE MINORITY INTEREST IN
     LOSS OF SUBSIDIARY                                                  (8,752,018)     (3,699,665)     (3,880,263)     (2,577,368)
MINORITY INTEREST IN LOSS OF SUBSIDIARY                                          --             121              --             121
                                                                       ------------    ------------    ------------    ------------
LOSS FROM CONTINUING OPERATIONS                                          (8,752,018)     (3,699,544)     (3,880,263)     (2,577,247)
     INCOME FROM DISCONTINUED OPERATIONS                                         --         182,714              --        (177,219)
                                                                       ------------    ------------    ------------    ------------
NET LOSS                                                               $ (8,752,018)   $ (3,516,830)   $ (3,880,263)   $ (2,754,466)
                                                                       ============    ============    ============    ============
BASIC AND DILUTED LOSS PER COMMON SHARE:
     Continuing operations                                                   ($0.58)         ($0.53)         ($0.22)         ($0.36)
     Discontinued operations                                                  $0.00           $0.03           $0.00          ($0.02)
                                                                       ------------    ------------    ------------    ------------
     Net loss                                                                ($0.58)         ($0.50)         ($0.22)         ($0.38)
                                                                       ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
          COMMON SHARES OUTSTANDING                                      14,979,335       7,023,221      17,341,735       7,249,823
                                                                       ============    ============    ============    ============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                     SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
                      (FORMERLY SECURITY BIOMETRICS, INC.)
     CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                    NINE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (Unaudited)


                                                     Outstanding                          Accumulated                      Total
                                                    Common Stock             Additional      Other                     Stockholders'
                                              ---------------------------      Paid In   Comprehensive  Accumulated        Equity
                                                  Shares        Amount       Capital         Loss         Deficit      (Deficiency)
                                              -------------  ------------  ------------  -------------  ------------   ------------
BALANCE, JUNE 30, 2003 (AUDITED)                  6,214,813  $      6,216  $  8,319,588  $     (5,247)  $(14,805,398)  $ (6,484,841)

Issuance of common stock for:
   Cash (net of finders fees)                       835,588           835     1,291,189            --             --      1,292,024
   Services                                         105,000           105       243,895            --             --        244,000
   Acquisition of Datagility                        116,279           116       299,884            --             --        300,000
Issuance of common stock to
   settle debt                                       55,000            55        99,945            --             --        100,000
Issuance of common stock
   by subsidiary                                         --            --        27,593            --             --         27,593
Issuance of warrants to extend
   convertible debentures                                --            --     2,016,000            --             --      2,016,000
Other comprehensive loss for the
   nine month period ended
   March 31, 2004                                        --            --            --        (1,975)            --         (1,975)
Net loss for the nine month period
   ended March 31, 2004                                  --            --            --            --     (3,516,830)    (3,516,830)
                                              -------------  ------------  ------------  ------------   ------------   ------------
BALANCE, MARCH 31, 2004                           7,326,680  $      7,327  $ 12,298,094  $     (7,222)  $(18,322,228)  $ (6,024,029)
                                              =============  ============  ============  ============   ============   ============

BALANCE, JUNE 30, 2004 (AUDITED)                  7,924,664  $      7,924  $ 14,548,456  $     (7,222)  $(18,212,058)  $ (3,662,900)

Issuance of common stock for:
   Cash (net of finders fees)                     2,578,124         2,578     3,345,471            --             --      3,348,049
   Services                                         843,889           844     1,974,656            --             --      1,975,500
Issuance of common stock to
   settle accounts payables and
   accrued liabilities                              420,005           420       692,108            --             --        692,528
Issuance of common stock for the
   acquisition of SiVault Analytics, Inc.
   and related costs                              4,140,000         4,140     7,419,860            --             --      7,424,000
Exercise of warrants                                166,667           167       333,167            --             --        333,334
Issuance of stock options and warrants
   for services                                          --            --     1,055,900            --             --      1,055,900
Issuance of common stock due to
   conversion of convertible notes                  192,500           193       432,932            --             --        433,125
Issuance of common stock and
   warrants as consideration of loans               207,600           208     1,373,620            --             --      1,373,828
Issuance of common stock for the
    acquisition of eMedRx stock and
    Viaquo assets and related costs               3,629,736         3,630     5,254,870            --             --      5,258,500
Other comprehensive loss for the
   nine month period ended
   March 31, 2005                                        --            --            --           (89)            --            (89)
Net loss for the nine month period
   ended March 31, 2005                                  --            --            --            --     (8,752,018)    (8,752,018)
                                              -------------  ------------  ------------  ------------   ------------   ------------
BALANCE, MARCH 31, 2005                          20,103,185  $     20,104  $ 36,431,040  $     (7,311)  $(26,964,076)  $  9,479,757
                                              =============  ============  ============  ============   ============   ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                     SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
                      (FORMERLY SECURITY BIOMETRICS, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                         Nine Months Ended
                                                                                                              March 31,
                                                                                                  ---------------------------------
                                                                                                       2005                 2004
                                                                                                  ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss from continuing operations                                                           $ (8,752,018)        $ (3,699,544)
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization of property, equipment, and
             capitalized software                                                                      126,910               28,063
       Gain on settlement of debt                                                                           --              (35,139)
       Issuance of common stock for services                                                         1,975,500              244,000
       Issuance of options for services                                                              1,055,900                   --
       Charge relating to issuance of warrants                                                              --            2,016,000
       Deferred rent expense                                                                            (4,844)              16,185
       Amortization of warrants and common stock as non-cash interest expense                          297,730                   --
    Change in assets and liabilities:
       Accounts receivable                                                                            (145,105)          (1,923,762)
       Inventory                                                                                      (527,151)              12,805
       Prepaid expenses and other current assets                                                       (65,053)              87,931
       Security deposits                                                                               (70,580)             (56,916)
       Accounts payable and accrued liabilities                                                        786,602            1,359,516
       Billings in excess of costs and estimated earnings on
             uncompleted contracts                                                                     (90,018)           1,991,619
                                                                                                  ------------         ------------
NET  CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                (5,412,127)              40,758
                                                                                                  ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash acquired in acquisition                                                                         5,622                   --
    Purchase of property, equipment, and capitalized software                                         (917,391)            (207,001)
                                                                                                  ------------         ------------
NET CASH USED IN INVESTING ACTIVITIES                                                                 (911,769)            (207,001)
                                                                                                  ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from the issuance of common stock                                                   3,348,049            1,319,617
    Net payments to related parties                                                                         --             (461,828)
    Proceeds from the exercise of stock warrants                                                       333,334                   --
    Repayments of shareholders' advances                                                              (115,000)                  --
    Repayments of convertible debenture                                                             (1,358,569)            (162,208)
    Proceeds from convertible debt and other notes payable                                           3,546,341                   --
    Proceeds from notes payable - related parties and employees                                        962,017             (268,505)
    Repayments of capital lease obligations                                                             (3,329)              (3,464)
    Minority interest in equity of consolidated subsidiary                                                  --                 (193)
                                                                                                  ------------         ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                            6,712,843              423,419
                                                                                                  ------------         ------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES
    ON CASH                                                                                                (89)              (1,975)
                                                                                                  ------------         ------------

NET INCREASE IN CASH                                                                                   388,858              255,201

CASH: BEGINNING OF PERIOD                                                                              112,880                4,092
                                                                                                  ------------         ------------

CASH: END OF PERIOD                                                                               $    501,738         $    259,293
                                                                                                  ============         ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                     SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
                      (FORMERLY SECURITY BIOMETRICS, INC.)
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                                                           Nine Months Ended
                                                                                                               March 31,
                                                                                                  ---------------------------------
                                                                                                      2005                 2004
                                                                                                  ------------         ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
    Interest                                                                                      $    188,451         $    723,107
                                                                                                  ------------         ------------
    Income taxes                                                                                            --                   --
                                                                                                  ------------         ------------
NON-CASH INVESTING AND FINANCING ACTIVITIES
    Issuance of common stock for:
       Services                                                                                   $  1,975,500         $    244,000
                                                                                                  ------------         ------------
       Settlement of account payables and accrued liabilities                                          692,528                   --
                                                                                                  ------------         ------------
       Software                                                                                             --              300,000
                                                                                                  ------------         ------------
       Settlement of convertible debenture                                                                  --              100,000
                                                                                                  ------------         ------------
       Excess cost of net assets acquired in the purchase of:
          SiVault Analytics, Inc.                                                                    7,863,060                   --
                                                                                                  ------------         ------------
          Viaquo asset purchase                                                                      5,097,058                   --
                                                                                                  ------------         ------------
    Issuance of stock options and warrants for services                                              1,055,900                   --
                                                                                                  ------------         ------------
    Issuance of a note payable - related party to payoff a note payable -
       related party or accounts payable and
       accrued liabilities - related party                                                             150,000              325,000
                                                                                                  ------------         ------------


The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Security Biometrics, Inc. pursuant to the acquisition of SiVault Analytics, Inc. ("SiVault Analytics") changed its name to SiVault Systems, Inc. ("SiVault") on July 28, 2004.

SiVault (together with its consolidated subsidiaries, unless the context otherwise requires, "the Company") is a Nevada corporation incorporated on March 12, 1999. SiVault is engaged in the commercialization of technologies designed to implement secure electronic storage and retrieval of signed documents and biometric signature-based authentication for electronic transactions technologies which the Company has developed, acquired or licensed from others. Lightec Communications Corp. ("Lightec"), a wholly-owned subsidiary of SiVault, is a provider of telecommunications design, installation and technical support for information technology systems.

BASIS OF PRESENTATION

The unaudited consolidated condensed financial statements of the Company as of March 31, 2005, have been prepared in accordance with the accounting requirements of the Securities and Exchange Commission of the United States for interim reporting. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and notes thereto in the Company's Form 10-KSB for the year ended June 30, 2004. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of SiVault Systems, Inc. and its subsidiaries. All significant inter-company accounts and transactions have been eliminated.

VARIABLE INTEREST ENTITY

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" which was replaced in December 2003 by the issuance of FIN 46R ("FIN 46R"). FIN 46R explains how to identify variable interest entities ("VIEs") and how a company should assess its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46R requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. eMedRx, Inc. ("eMedRx Delaware") was considered to be a primary beneficiary of the Company. Accordingly, the Company accounted for eMedRx Delaware as a variable interest entity to be consolidated prior to October 20, 2004. On October 20, 2004, the Company acquired, or reacquired, as the case may be, the eMedRx subsidiaries as per Note 13 and has since accounted for these entities as a wholly-owned consolidated subsidiary.

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

REVENUE RECOGNITION

The Company recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where the customer specifies final acceptance of the product, system, or solution, revenue is deferred until all earnings criteria have been met. Service revenue is generally deferred and, in most cases, recognized ratably over the period during which the services are performed, which typically is approximately one year. Cash payments received in advance of product or service revenue are recorded as deferred revenue.

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

ACCOUNTS RECEIVABLE

Management performs ongoing credit evaluations of its customers and, as a result, it estimated that an allowance for uncollectible accounts was not necessary as of March 31, 2005. Such evaluations may change in the future. Accounts receivable primarily represent amounts due from billings under a contract entered into by Lightec.

Accounts are written off when significantly past due and management deems them to be uncollectible after exhaustive collection efforts.

INVENTORY

The Company's inventory is stated at the lower of cost (determined on the first-in, first-out method) or market. At March 31, 2005, the Company's inventory consists primarily of electronic point-of-sale terminals.

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

The Company depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

               Furniture and fixtures                       7 Years
               Machinery and equipment                      5 Years
               Computer equipment                           5 Years
               Software                                     3 Years

ACCOUNTING FOR CONVERTIBLE DEBT SECURITIES

The Company has issued convertible debt securities with a non-detachable conversion feature that was "in the money" at the date of issue. The Company accounts for such securities in accordance with Emerging Issues Task Force Topic 98-5. The Company has recorded the fair value of the beneficial conversion feature as a debt discount and an increase in Additional Paid-In Capital.

The fair value of the beneficial conversion feature was computed by subtracting the stock conversion price from the market price of the stock times the number of shares and warrants eligible for conversion.

The resulting discount on the convertible notes is being amortized over the term of the notes as interest expense.

INCOME TAXES

The Company accounts for income taxes using the liability method. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur.

LONG-LIVED ASSETS

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. For the nine and three month periods ended March 31, 2005 and 2004, SFAS No. 144 did not have a material effect on the Company's results of operations, cash flows or financial condition.

DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates that the fair value of all financial instruments as of March 31, 2005, as defined in SFAS No. 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Warrants and options issued to consultants and others are expensed in accordance with SFAS No. 123, as amended by SFAS No. 148. For employee stock options, the Company has not adopted SFAS No. 123 (revised), "Share-Based Payment" which requires that the fair market value of share-based compensation, such as stock options, be charged to expense over the period earned. The Company will adopt SFAS No. 123 (revised) for the fiscal year beginning in July 2006.

COMPREHENSIVE INCOME (LOSS)

The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income". Other comprehensive income (loss) is comprised of foreign currency translation adjustments.

CONCENTRATIONS OF CREDIT RISK

The Company derived substantially all of its revenues from one customer.

The Company maintains cash balances in banks, which, at times, may exceed the limits of the Federal Deposit Insurance Corp. The Company has not experienced any losses to date as a result of this policy, and management believes there is little risk of loss.

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

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with the current period's financial statement presentation.

NOTE 2 - DISCONTINUED OPERATIONS

The Company entered into a Stock and Note Transfer Agreement (the "Transfer Agreement") with Pan Pacifica Ltd. ("Pan Pacifica"), effective as of August 20, 2003, to transfer all of the outstanding shares of Datadesk Technologies, Inc. ("Datadesk"), a wholly-owned subsidiary of the Company, in exchange for Pan Pacifica assuming the net liabilities of Datadesk. The Transfer Agreement was entered into simultaneously with a settlement agreement between the Company and a former officer. In connection with the settlement, the Company transferred available funds in the amount of $151,020 to Pan Pacifica. The Company realized a net gain on the disposal of Datadesk of $382,073 for the nine months ended March 31, 2004, which was recognized at the date of disposition.

The annual report for the year ended June 30, 2004 reported income from discontinued operations that were based in part on estimates of certain expenses related to Datadesk. During the nine months ended March 31, 2005, those estimates were revised because it was determined that previously estimated costs of $93,913 were not incurred. Consequently, the financial statements for the nine months ended March 31, 2005 include a reduction in selling, general and administrative expenses to reflect this change in accounting estimate.

On November 13, 2003 the Company established a subsidiary in the United Kingdom to sell and market the Company's products in Europe. This subsidiary, Security Biometrics Limited ("SBL") was incorporated as a private limited company in England and Wales with 100,000 shares of authorized capital stock. The Company was issued 60,000 shares and a minority interest was issued 10,000 shares. On May 24, 2004 the Board of Directors approved the sale of this subsidiary to the minority interest holder for consideration of one US dollar. The liabilities of SBL were assumed by the minority stockholder at the date of sale.

Income (loss) from discontinued operations is as follows:

                                                                                             Nine Months Ended    Three Months Ended
                                                                                               March 31, 2004       March 31, 2004
                                                                                               --------------       --------------
Revenues                                                                                        $      6,431         $         --
Direct expenses                                                                                           --                   --
                                                                                                ------------         ------------
Gross profit                                                                                           6,431                   --
Selling, general and administrative                                                                  111,877               83,306
                                                                                                ------------         ------------
Net operating loss                                                                                  (105,446)             (83,306)
Gain (loss) on disposition of subsidiary                                                             288,160              (93,913)
                                                                                                ------------         ------------
                                                                                                                     ------------
Income (loss) from discontinued operations for the period                                       $    182,714         $   (177,219)
                                                                                                ============         ============

NOTE 3 - ACQUISITION OF VIAQUO AND SIVAULT ANALYTICS

As of November 30, 2004, the Company purchased substantially all of the assets of Viaquo Corporation ("Viaquo") related to Viaquo's ViaSeal Access Control Business, including physical equipment, technology, products and intellectual property, in exchange for 3,050,000 shares of the Company's restricted common stock which were initially valued at $2.35 per share (average market price for the four trading days around November 30, 2004), of which (1) 750,000 of the shares were issued and delivered to Viaquo at closing, (2) 2,050,000 of the shares were placed in escrow to be held until the earlier to occur of (i) the issuance of a U.S. Patent for certain U.S. Patent Applications acquired by SiVault, or (ii) the abandonment by SiVault of the U.S. Patent Application following final rejection thereof by the U.S. Patent and Trademark Office, and
(3) the remaining 250,000 shares were placed in escrow to be held until the earlier to occur of (i) the issuance by the European Patent Office ("EPO") of a decision to grant a European Patent with respect to an European Patent Application acquired by SiVault, or (ii) the abandonment by SiVault of European Patent Application following a final refusal by EPO to grant the European Patent.

The results of the ViaSeal Access Control Business' operations have been included in the Company's consolidated financial statements since the date of the asset purchase.

SiVault agreed to assume the vacation pay liability of employees who resigned from Viaquo and agreed to join SiVault as employees, effective as of December 1, 2004.

As of March 31, 2005, an amendment was entered into regarding the Viaquo asset purchase agreement, pursuant to new information obtained in reference to the ultimate issuance of the patents. SiVault agreed to release to Viaquo 2,300,000 of the Purchase Price Shares (valued at $1.52 per share - market price as of March 31, 2005) that had been held in escrow. This transaction resulted in an additional $3,496,000 recorded to excess cost over net tangible assets acquired. As of March 31, 2005, there were no shares remaining in the escrow account.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed from Viaquo. SiVault is in the process of evaluating the valuations of certain intangible assets included in the asset purchase.


         Assets:
                        Property and equipment                                                                          $    36,269
                        Excess cost over net tangible assets acquired                                                     5,097,058
                                                                                                                        -----------
                            Total assets acquired                                                                         5,133,327
                                                                                                                        -----------

         Liabilities
                        Vacation pay liability                                                                               52,553
                                                                                                                        -----------
                            Total liabilities assumed                                                                        52,553
                                                                                                                        -----------

                                                                                                                          5,080,774
                                                                                                                        -----------

         License fee due Viaquo by Company at purchase date                                                                 250,000
                                                                                                                        -----------
         Advances made to Viaquo by Company                                                                                 (37,046)
                                                                                                                        -----------

         Net assets acquired                                                                                            $ 5,293,728
                                                                                                                        ===========

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

                                                                                                                       July 9, 2004
                                                                                                                       ------------
         Assets:
                        Cash                                                                                            $     5,622
                        Property and equipment                                                                               51,815
                        Deposits                                                                                                450
                        Excess cost over net tangible assets acquired                                                     7,863,060
                                                                                                                        -----------
                                                                                                                          7,920,947
                                                                                                                        -----------

         Liabilities
                        Accrued expenses                                                                                $   381,947
                        Shareholders' advance                                                                               115,000
                                                                                                                        -----------
                                                                                                                        $   496,947
                                                                                                                        -----------

         Net assets acquired                                                                                            $ 7,424,000
                                                                                                                        ===========

The following table shows the unaudited pro forma results of the Company, giving effect to the acquisition of SiVault Analytics, Inc. and the purchase of the ViaSeal Access Control business, assuming they were consummated at the beginning of the nine month periods ended March 31, 2005 and 2004:

                                                                        Nine Months Ended March 31,    Three Months Ended March 31,
                                                                       ----------------------------    ----------------------------
                                                                           2005            2004            2005            2004
                                                                       ------------    ------------    ------------    ------------
Revenues                                                               $  1,521,059    $  5,251,131    $    299,978    $  3,519,440
                                                                       ------------    ------------    ------------    ------------
Loss from continuing operations                                          (9,678,384)     (5,241,163)     (3,880,263)     (3,103,306)
                                                                       ------------    ------------    ------------    ------------
Income from discontinued operations                                              --         182,714              --        (177,219)
                                                                       ------------    ------------    ------------    ------------
Net Loss                                                               $ (9,678,384)   $ (5,058,449)   $ (3,880,263)   $ (3,280,525)
                                                                       ------------    ------------    ------------    ------------

Basic and Diluted Loss Per Common Share:
       Loss from continuing operations                                 $      (0.62)   $      (0.44)   $      (0.22)   $      (0.26)
                                                                       ------------    ------------    ------------    ------------
       Loss from discontinued operations                               $         --    $       0.02    $         --    $      (0.01)
                                                                       ------------    ------------    ------------    ------------
       Net loss                                                        $      (0.62)   $      (0.42)   $      (0.22)   $      (0.27)
                                                                       ============    ============    ============    ============

NOTE 4 - PER SHARE INFORMATION

In accordance with SFAS No. 128, "Earnings Per Share," basic net income per common share ("Basic EPS") is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding. Diluted net income per common share ("Diluted EPS") is computed by dividing the net income by the weighted-average number of common shares and dilutive common share equivalents and shares issuable pursuant to convertible debentures then outstanding.

The following table sets forth the computation of basic and diluted per share information:

                                                                             Nine Months Ended               Three Months Ended
                                                                                  March 31,                       March 31,
                                                                               (in thousands)                  (in thousands)
                                                                       ----------------------------    ----------------------------
                                                                           2005            2004            2005            2004
                                                                       ------------    ------------    ------------    ------------
NUMERATOR:
       Loss from continuing operations                                 $     (8,752)   $     (3,700)   $     (3,880)   $     (2,577)
       Income (loss) from discontinued operations                                --             183              --            (177)
                                                                       ------------    ------------    ------------    ------------
          Net loss                                                     $     (8,752)   $     (3,517)   $     (3,880)   $     (2,754)
                                                                       ============    ============    ============    ============

DENOMINATOR:
       Weighted average common shares outstanding                            14,979           7,023          17,342           7,250
       Dilutive effect of:
          Common stock equivalents                                               --              --              --              --
                                                                       ------------    ------------    ------------    ------------
       Weighted average common shares outstanding,
          assuming dilution                                                  14,979           7,023          17,342           7,250
                                                                       ============    ============    ============    ============

BASIC AND DILUTED PER SHARE INFORMATION:
       Loss from continuing operations                                 $      (0.58)   $      (0.53)   $      (0.22)   $      (0.36)
          Income (loss) from discontinued operations                             --            0.03              --           (0.02)
                                                                       ------------    ------------    ------------    ------------
             Net loss                                                  $      (0.58)   $      (0.50)   $      (0.22)   $      (0.38)
                                                                       ============    ============    ============    ============

NOTE 5 - NOTES PAYABLE - RELATED PARTIES

                                                                                                 March 31, 2005       June 30, 2004
                                                                                                 --------------       -------------
MARYANNE RICHARD

On June 13, 2002, the Company issued a note payable to MaryAnne Richard in the amount of $1,000,000 as part of the consideration for the purchase of Lightec
On June 4, 2004, the Company entered into a settlement Agreement with MaryAnne and Michael Richard (together, the "Richards") whereby the Richards agreed to settle all obligations and disputes with the Company. The Company agreed to a payment to the Richards of $1,189,983 (principal and accrued interest) and the
May 7, 2004 issuance of a warrant for 400,000 shares of the Company's common stock at $2.50 per share. The Richards agreed to (i) a June 7, 2004 transfer of
850,000 shares (valued at $850,000) of the Company's common stock to a third-party designee of the Company and (ii) settlement of the promissory note
On July 2, 2004, the parties finalized the settlement and executed a mutual waiver and release of all claims against each other. On July 2, 2004,
the remaining balance of $339,983 was paid to the Richards                                        $         --         $    339,983

SYNERGEX GROUP LLC

On July 2, 2004, the Company issued a $150,000 unsecured note to Synergex Group
LLC ("Synergex"), a related party. The principal and any accrued and unpaid interest on this note is payable on demand by Synergex at any time on or after
July 2, 2005. Interest on the note is equal to the LIBOR Rate plus one percent per annum and is payable on a quarterly basis commencing October 1, 2004. The proceeds from this note were utilized to pay off the remaining balance on the
Richard note                                                                                           150,000                   --

OTHER RELATED PARTIES AND EMPLOYEES

On March 30, 2005, the Company issued $1,152,000 in promissory notes to various related parties including individuals who are officers or employees of the
Company. The notes bear interest at an annual rate of 8 - 12%, payable at the end of their terms, and the principal and unpaid interest is due on or after
April 29, 2005, May 15, 2005 or June 30, 2005. As consideration for the loans, the Company issued 107,600 shares of common stock plus 252,044 warrants exercisable for common stock at $2.25 per share. The principal amount of these notes is reflected on the balance sheet, net of the fair market values of the
warrants and the stock issued, which are accounted for as debt discount                                834,014                   --
                                                                                                  ------------         ------------
                                                                                                  $    984,014         $    339,983
                                                                                                  ============         ============

NOTE 6 - NOTES AND CONVERTIBLE DEBENTURE PAYABLE

                                                                                                 March 31, 2005       June 30, 2004
                                                                                                 --------------       -------------
On June 30, 2002, the Company issued a convertible debenture to Edinburgh
Investments LLC ("Edinburgh") in the amount of $1,680,000.  On
January 19, 2005, the principal and accrued interest balance were paid off
Using the proceeds of the Second Closing of the convertible notes (Note 7)                        $         --         $  1,358,569

On December 28, 2004, the Company borrowed $500,000 to provide short-term working capital. The loan was for three months and carried no explicit interest rate. Consideration given for the loan was 50,000 shares of common stock and
50,000 warrants shares. On March 23, 2005, the loan was renewed for three additional months with adjusted terms, including interest payable at an annual
rate of 12%, and issuance by the Company of 50,000 shares of common stock                              428,619                   --

On March 11, 2005, the Company issued a $250,000 promissory note to an individual for short-term working capital. The three month note bears interest at an annual rate of 12%. The Company also issued to the lender 22,222 warrants, each of which is exercisable into a share of common stock at $2.25 per share
at any time within the next five years                                                                 224,776                   --
                                                                                                  ------------         ------------
                                                                                                  $    653,395         $  1,358,569
                                                                                                  ============         ============

NOTE 7 - CONVERTIBLE NOTES

                                                                                                 March 31, 2005       June 30, 2004
                                                                                                 --------------       -------------
On November 23, 2004 (the "First Closing") the Company issued $1,500,000 of
Convertible Notes to three investment funds. The Convertible Notes bear interest at the prime rate of interest plus 3% per annum, and the Company is required to pay down 1/30 of the original principal amount each month commencing on June 1,
2005. The Convertible Notes are convertible into common stock of the Company at
$2.25 per share conversion price. The interest payable on the Notes is also convertible into common stock. Interest accrues each month, and payment commences on June 1, 2005. The Company also issued 200,000 warrant shares which may be exercised within five years at $3.00 per share

On January 19, 2005, after the Company's SB-2 registration statement became effective, the Second Closing occurred in which the Company issued an additional
$1,500,000 of three year Convertible Notes to the same three investment funds, with the same terms and conditions as in the First Closing, including issuance of another 200,000 warrant shares. The proceeds to the Company from the Second
Closing were primarily used to pay off the Edinburgh Convertible Debenture (Note
6). The notes are secured by a first priority lien on all assets of the Company and are reflected on the balance sheet, net of the fair market values of the
warrants and the beneficial conversion feature, which are accounted for as debt discount          $  1,984,941         $         --

        Less:  Current portion                                                                         661,648         $         --
                                                                                                  ------------         ------------
                                                                                                     1,323,293         $         --
                                                                                                  ============         ============

Future payments of the Convertible Notes are as follows:

                    Year ending
                      June 30,
        -------------------------------------
                   2005 remaining                                     $       --
                        2006                                             788,237
                        2007                                           1,200,000
                        2008                                             600,000
                                                                      ----------
                  Total payments                                       2,588,237
                  Debt discount                                          603,296
                                                                      ----------
                  Carrying value                                      $1,984,941
                                                                      ==========

NOTE 8 - COMMITMENTS AND CONTINGENCIES

LEASES

On January 23, 2004, the Company entered into a sublease for its office space in New York City and, on June 22, 2004, sub-subleased part of this office space. The sublease and sub-sublease expire on December 30, 2007. In September 2004, the Company sub-subleased a facility space in San Jose, California which expires on May 31, 2008. The sublessor, in the San Jose lease, has the option to terminate, if the Company fails to provide the sublessor with satisfactory evidence that (i) the Company has net cash of at least $3 million, or (ii) the Company has obtained new equity financing of $5 million. If these requirements are not met, the sublessor could terminate the sub-sublease after January 2, 2005 with a written notice of at least thirty days prior to such termination. Future annual minimum lease payments as of March 31, 2005 are as follows:

                     Year ending                        Minimum Annual                      Minimum Annual
                      June 30,                           Rent Expense                       Rental Income
         ------------------------------------  ------------------------           -------------------------
                   2005 remaining                           $   155,000                            $ 16,000
                        2006                                    573,000                              65,000
                        2007                                    590,000                              65,000
                        2008                                    432,000                              33,000
                                                        ---------------                    ----------------
                                                             $1,750,000                            $179,000
                                                        ===============                    ================

As of May 1, 2005, although the Company has not satisfied the sublessor with respect to the financial covenants referred to above, the Company has expanded its occupancy, with the consent of the sublessor, of the square footage of the San Jose location to the entire office and data center space, except for approximately 800 square feet. Monthly rent expenses have increased accordingly. The increase in rent expense is incorporated in the table above.

WONDERNET, LTD. AGREEMENT

In 2002 and 2003, the Company entered into two Distribution and Partnership Agreements with WonderNet, Ltd. ("WonderNet") whereby the Company was granted the right to develop products based on WonderNet's technology and to use, market and sell, distribute and exploit the technology in North America, Central America, Bermuda and the Caribbean Islands. The Company issued WonderNet 125,000 shares of its common stock and paid an upfront amount of $100,000 under these contracts and was required to pay a minimum $120,000 per quarter and to pay a minimum 12% royalty on gross sales of products. Since the inception of the agreements, two $120,000 payments were made.

In November 2004, the Company notified WonderNet that it was terminating the agreements as a result of a breach by WonderNet. Subsequently, the Company filed a demand for arbitration with the American Arbitration Association in New York, New York asking that any agreements be rescinded, that WonderNet reimburse to it $340,000 in monies paid and that the shares of stock issued to WonderNet be cancelled. On April 15, 2005, WonderNet filed its response to the Company's demand for arbitration. In its response, WonderNet claims damages of $240,000 for unpaid amounts under its contract with the Company, as well as other unspecified damages, including alleged punitive damages, and seeks an accounting.

EMPLOYMENT AND CONSULTING AGREEMENTS

Three key executives of the Company have employment agreements as of March 31, 2005. The future minimum base compensation of these three executives is as follows:

               Year ending               Minimum Annual
                 June 30,                 Compensation
         ------------------------  --------------------
             2005 (remaining)                $ 167,917
                   2006                        732,083
                   2007                        782,917
                                        ---------------
                                             $1,682,917
                                        ===============

The three key executives are entitled to an annual bonus based upon the assessment of their performance on revenue growth, profitability and key milestones set by the Compensation Committee of the Board of Directors, which then recommends a bonus for approval by the Board of Directors.

In addition, two additional executives are entitled to annual minimum compensation of $462,000 and certain performance bonuses quarterly ranging from 7.5% to 10% of their yearly compensation. These agreements have no fixed date of expiration.

ACQUISITION OF DATAGILITY

In accordance with the Stock Purchase Agreement entered into on February 18, 2004, the Company had an obligation to pay $100,000 in cash as fixed consideration to the former stockholders of Datagility before December 31, 2004. As of the date of this report, no payment had been made. In addition, the Company may owe the former stockholders of Datagility (including one officer of the Company) $100,000 additional cash consideration if revenues received in connection with Datagility's CyberTrooper software application exceed $750,000 by June 30, 2005. Through March 31, 2005, CyberTrooper revenues were zero.

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

NOTE 10 - STOCK-BASED WARRANTS

At March 31, 2005, the Company had the following warrants outstanding:

             Warrants       Exercise       Expiration
             Outstanding    Price          Date
         ------------------ -------------- ------------------
                    37,875          $3.00  November 19, 2005
                   184,525           3.60  December 22, 2005
                 1,004,975           2.00  August 22, 2006
                 1,003,150           2.00  September 13, 2006
                   187,500           4.00  September 13, 2006  (A)
                   600,998           3.00  October 18, 2006
                    35,000           4.00  March 16, 2007
                   250,000           2.61  October 1, 2008
                    11,704          0.001  October 1, 2008
                   130,000           2.00  January 21, 2010
                    66,666           2.25  March 11, 2010
                   150,000           2.25  March 31, 2010
                    57,600           2.25  March 30, 2015
         ------------------
                 3,719,993  SUBTOTAL
         ------------------

         Other Warrants (in connection with loans, etc.)

                   400,000          $2.50  May 7, 2006
                    50,000           3.00  May 9, 2006
                   400,000           2.50  May 25, 2006
                    50,000           2.50  December 23, 2006
                   672,000           3.00  September 30, 2008
         ------------------
                 1,572,000  SUBTOTAL
         ------------------

                 5,291,993   TOTAL WARRANTS
         ------------------

         Class A Warrants
                   200,000          $3.00  November 23, 2009
                   200,000           3.00  January 19, 2010
         ------------------
                   400,000   SUBTOTAL
         ------------------
                 5,691,993   TOTAL WARRANTS &  CLASS A WARRANTS
         ==================

(A) The Company repriced warrants expiring on June 14, 2005 with an exercise price of $7.00 per share. The exercise price of the repriced warrants dated September 13, 2004 are as follows: if exercised within 30 days - $2.00 per share, within one year - $4.00 per share, and within 2 years - $6.00 per share. 166,667 warrants were exercised in September 2004 at $2.00 per share.

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

During the quarter ended March 31, 2005, the Company granted the following equity-based payments:

                                                                                                                       Fair-value
                                                                                                                      cost during
                                                  Exercise           Expected                                        quarter ended
   Grant Date       Type           Shares      (strike) Price      Life (years)  Purpose & nature                       3/31/05
------------------  -----------   ---------   ----------------    -------------  ------------------------------      --------------

         2/3/2005   Option           50,000          $  2.25                 1   consulting services                    $ 80,990

        3/16/2005   Option          150,000          $  2.25                 2   consulting services                     184,875

        3/16/2005   Option           40,000          $ 0.001                 5   signing bonus - employees                71,972

        3/16/2005   Warrant          35,000          $  4.00                 2   executive recruiting services            37,114

        3/16/2005   Warrant          11,704          $ 0.001                 3   Chairman of Board services               26,558

        3/16/2005   Warrant          83,333          $  2.67                 3   Chairman of Board services              150,392

All the above equity-based payments were valued at fair value using the Black-Scholes binomial pricing model with the following assumptions:

                            Volatility             149%
               Risk free interest rate               4%
                        Dividend yield              --

The table below was derived using Statement of Financial Accounting Standards
(SFAS) No. 123 and the Black-Scholes valuation model. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised), "Share-Based Payment", requiring companies to expense employee stock options, reflect the fair value of share-based compensation, as an expense. SiVault Systems Inc. will adopt the revised rules for the fiscal year beginning on July 1, 2006.

                                                                            Nine Months Ended               Three Months Ended
                                                                                 March 31,                     March 31,
                                                                       ----------------------------    ----------------------------
                                                                            2005            2004            2005            2004
                                                                       ------------    ------------    ------------    ------------
Net loss, as reported                                                  $ (8,752,018)   $ (3,516,830)   $ (3,880,263)   $ (2,754,466)
    Compensation cost under fair value-based
    accounting method                                                      (184,309)             --        (184,309)             --
                                                                       ------------    ------------    ------------    ------------
Net loss, pro forma                                                    $ (8,936,327)   $ (3,516,830)   $ (4,064,572)   $ (2,754,466)
                                                                       ============    ============    ============    ============

BASIC AND DILUTED LOSS PER COMMON SHARE:
    Continuing operations, as reported                                 $      (0.58)   $      (0.53)   $      (0.22)   $      (0.36)
    Continuing operations, pro forma                                   $      (0.60)   $      (0.53)   $      (0.23)   $      (0.36)

    Net loss, as reported                                              $      (0.58)   $      (0.50)   $      (0.22)   $      (0.38)
    Net loss, pro forma                                                $      (0.60)   $      (0.50)   $      (0.23)   $      (0.38)

In addition, stock options were granted in March 2005 as signing bonuses to two new executives of the Company for approximately $72,000.

NOTE 12 - BUSINESS  SEGMENTS

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", requires companies to provide certain information about their operating segments. The Company had two reportable segments at March 31, 2005:
SiVault Systems and Lightec Professional Services division. The Company had three reportable segments at March 31, 2004: SiVault Systems, Lightec Professional Services division, and eMedRx.

The summarized financial information concerning the Company's reportable segments for the nine months ended March 31, 2005 and 2004, is as follows:

                                                      SiVault
        2005                                          Systems              Lightec               Total
        ---------------------------------------- ------------------  -------------------- ---------------------
        Net sales to external companies                $    23,300           $ 1,497,759           $ 1,521,059
        Operating earnings (loss)                       (8,619,376)              531,418            (8,087,958)
        Total assets                                    15,950,238             1,055,329            17,005,567
        Depreciation and amortization                      124,822                 2,088               126,910
        Capital expenditures                               916,943                   448               917,391
        Interest expense                                   664,060                    --               664,060

                                                      SiVault
        2004                                          Systems              Lightec               eMedRx                Total
        ---------------------------------------- ------------------  -------------------- --------------------- --------------------
        Net sales to external companies                $    17,073           $ 5,205,528           $     1,830          $ 5,224,431
        Operating earnings (loss)                       (2,320,993)            1,673,468              (318,288)            (965,813)
        Total assets                                       659,169             2,260,088                15,437            2,934,694
        Depreciation and amortization                       27,603                   460                    --               28,063
        Capital expenditures                               207,001                    --                    --              207,001
        Interest expense                                   717,852                    --                    --              717,852


NOTE 13 - ACQUISITION OF REMAINING OTHER INTERESTS OF EMEDRX SUBSIDIARIES

On October 20, 2004, the Company entered into three Share Exchange Agreements with the other shareholders of eMedRx Delaware and eMedRx Canada and a shareholder of eMedRx Nevada (the "Agreements"). The Agreements called for the exchange of the common shares of eMedRx Delaware, eMedRx Canada and of eMedRx Nevada not currently owned by the Company. In fulfillment of the Agreements, 579,736 restricted shares of the Company's common stock valued at $3.45 per share, have been issued to these other eMedRx shareholders. These transactions were accounted for as exchanges of stock. The operations of all three eMedRx entities were recorded as part of the SiVault Systems segment of the Company effective with the date of their acquisitions.

NOTE 14 - SUBSEQUENT EVENTS

On April 30, 2005, the Company issued a ninety day promissory note for $41,667 to the Chairman of the Board for services performed under his contract for the period January 1 through April 30, 2005. The note bears interest at an annual rate of 12% and includes additional consideration of 8,333 shares of common stock and 8,333 warrant shares exercisable at $2.25 per share for ten years.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The following discussion and analysis of financial conditions and results of operation should be read in conjunction with our consolidated condensed financial statements and notes thereto included elsewhere in this report. It is intended to assist the reader in understanding and evaluating our financial position.

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

The following discussion of critical accounting policies represents our attempt to report on those accounting policies which we believe are critical to our consolidated financial statements and other financial disclosure. It is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in Note 1 of the Notes to the Consolidated Condensed Financial Statements included in this report.

We have identified the following as critical accounting policies affecting our company: Revenue Recognition; Stock-Based Compensation; Income Taxes; and Goodwill and Other Long-Lived Assets.

REVENUE RECOGNITION

Our revenue recognition policies are significant because our revenue is a key component of our results of operations. Revenue recognition in connection with our Lightec business, which accounted for substantially all of our approximately $1,520,000 and $300,000 in revenue for the nine and three months ended March 31, 2005, respectively, is particularly subjective as it has historically been generated from fixed-price or modified fixed-price contracts. Recognition of revenue from these contracts requires the estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized using the percentage-of-completion method as costs (primarily labor and materials) are incurred, with revisions to estimates reflected in the period in which changes become known. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future revenue and margins from this business may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting changes in revenues and reductions in margins or contract losses could be material to our results of operations.

STOCK-BASED COMPENSATION

Our accounting policies for the costs of stock-based compensation are critical due to the fact that the Company has issued material amounts of equity-based instruments in exchange for services from non-employees in the form of warrants exercisable into shares of common stock, and option shares exercisable into common stock. In the three months ended March 31, 2005, in exchange for services from non-employees, the Company issued 130,037 warrant shares, and 200,000 option shares. Recording the cost of these grants requires estimating the expected volatility of the Company's share price. Given the absence of exchange traded options or convertibles for the Company which might serve as a basis for measuring implied volatility, we have based volatility estimates on historical volatility because we have no reason to believe that future volatility will differ from past volatility. For employee stock options, the Company has not adopted SFAS No. 123 (Revised) ("Statement 123R") as of March 31, 2005. We will adopt the revised rules effective for the fiscal year beginning July 1, 2006.

INCOME TAXES

We have a history of losses. These losses generated federal net operating loss ("NOL") carryforwards of approximately $7.7 million as of June 30, 2004. Generally accepted accounting principles require that we record a valuation allowance against the deferred income tax asset associated with these NOL carryforwards and other deferred tax assets if it is "more likely than not" that we will not be able to utilize them to offset future income taxes. Due to our history of unprofitable operations, we only recognize net deferred tax assets in those subsidiaries in which we believe that it is "more likely than not" that we will be able to utilize them to offset future income taxes in the future. We currently provide for income taxes only to the extent that we expect to pay cash taxes on current income.

It is possible, however, that we could be profitable in the future at levels which would cause management to conclude that it is more likely than not that we will realize all or a portion of the NOL carryforwards and other deferred tax assets. The net operating loss carry forwards may be limited in accordance with
Section 382 of the Internal Revenue Code, as amended, based on certain changes in ownership that have occurred, or could occur in the future. Upon being profitable, we would immediately record the estimated net realizable value of the deferred tax assets at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax assets could cause our provision for income taxes to vary significantly from period to period.

GOODWILL AND OTHER LONG-LIVED ASSETS

We review the carrying value of our long-lived assets held for use whenever circumstances indicate there may be an impairment. For all long-lived assets excluding goodwill, the carrying value of a long-lived asset is considered impaired if the sum of the undiscounted cash flows is less than the carrying value of the asset. If this occurs, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. The fair value is determined by applying a market-rate multiple to the estimated near-term future revenue stream expected to be produced by the segment. We have adopted SFAS No. 142, "Goodwill and Other Intangible Assets."

Under this accounting standard, we do not amortize our goodwill but instead are required to complete an annual impairment test. For the purpose of implementing SFAS No. 142, we have designated the fourth fiscal quarter (quarter ending June
30) as the period of the annual test.

BUSINESS SUMMARY

We are a publicly traded services company (OTC: SVTL.OB) with an executive office in New York, headquarters in San Jose, and operations in San Jose and Connecticut. The Company is a result of a merger in July 2004 between Security Biometrics, Inc. (a Nevada public company) and SiVault Analytics, Inc. (a private Delaware company). Our services enable businesses to migrate from a paper-based transaction platform to a fully electronic, biometrically authenticated and cryptographically secured transaction platform. The technology is designed as a fully financially insured hosted service that provides paperlessly captured, authenticated, private, and secured access to transactions, documents, data files, and content streams.

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

The U.S. and Canadian Retail and Healthcare markets are our target markets due to the compelling need for our solutions, recent legislation, sales cycle time, existing business contracts, and an opportunity to quickly achieve penetration and increase market share. Global expansion will be driven by the customers' need to create a worldwide safety net for electronic transactions and the desire to reduce expenses associated with paper-based transactions and processes. As we develop our brand reputation in these initial markets, longer sales cycle verticals such as banking and insurance will be added, followed by the government sector.

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

GOVERNMENT (SECONDARY) With the increased requirements due to legislation (e.g. the 2000 electronic signature act or the US Patriot act) and with exacerbated Homeland Security issues, we have identified the government sector for electronic passports, entry and exit requirements, credential authentication and validation. Our technology can provide far reaching benefits for Federal, Local and State Governments through the reduction of paperwork, and by ensuring that individuals are authenticated prior to conducting electronic communication with government departments.

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

RESULTS OF OPERATIONS

Quarter Ended March 31, 2005 vs. Quarter Ended March 31, 2004

Our revenues for the quarter ended March 31, 2005 were $299,978, a decrease of $3,205,162 or approximately 91% from the quarter ended March 31, 2004. This was due to delivery of less equipment, software and services under the Bridgeport contract, pending eRate Program approvals expected later this year. Our revenues were substantially all generated from the Lightec Professional Services segment, in regards to the Bridgeport School District ("Bridgeport") contract.

The cost of revenues incurred for the quarter ended March 31, 2005 was $167,141, a decrease of $2,149,470 or approximately 93% from the quarter ended March 31, 2004. This was due to a decrease in services revenues and revenues from the sales of hardware and software delivered, pending approval of projects which should commence in the April to June 2005 quarter.

The gross margins, as a percentage of sales, were 44% and 34% for the quarters ended March 31, 2005, and 2004, respectively, reflecting improved gross margins attributable to efficiencies in delivering products and services to Bridgeport.

Our selling, general and administrative expenses for the quarter ended March 31, 2005 were $2,552,523, an increase of $1,126,380 or approximately a 79% increase over the quarter ended March 31, 2004. The selling, general and administrative expenses include product development and research and development. Payroll and other related costs increased by approximately $848,000 in the quarter ended March 31, 2005 due to an increase in employees in the San Jose operations, as we accelerated the work to develop our biometric security products and hired software engineers, IT and network technicians, and product developers. Consulting fees increased by approximately $581,000 primarily due to intensification of market and corporate development activities. In addition, the issuance of common stock and stock options for services in the amount of $967,400 was recorded in the quarter ended March 31, 2005 as compared to $133,000 for the quarter ended March 31, 2004, reflecting additional corporate development consulting services and compensation for directors and advisory board members.

Interest expense for the quarter ended March 31, 2005 was $493,177, an increase of $302,423 or approximately 159% from the quarter ended March 31, 2004. This increase in interest expense was due to higher effective interest rates incurred on the amounts owed, though average debt balances were lower in the quarter ended March 31, 2005.

Our loss from continuing operations for the quarter ended March 31, 2005 was $3,880,263 as compared to a loss of $2,577,247 for the quarter ended March 31, 2004, or an increase of $1,303,016 or approximately 51%. The increased loss was primarily attributable to higher expenses from the acceleration of development of our biometric security products, and the decrease in income from our Lightec Professional Services segment, offset by a $2,016,000 charge in the quarter ended March 31, 2004 for the cost of a warrant granted to extend the due date of convertible debentures.

The net loss for the quarter ended March 31, 2005 was $3,880,263 as compared to a net loss of $2,754,466 for the quarter ended March 31, 2004. In the quarter ended March 31, 2004 there was a loss from discontinued operations of $177,219, reflecting a discontinued loss of $83,306 from the Security Biometrics Limited operation in the United Kingdom and a $93,913 reduction of the disposal of the operations of Datadesk Technologies, Inc. ("Datadesk").

Nine Months Ended March 31, 2005 vs.  Nine Months Ended March 31, 2004

Our revenues for the nine months ended March 31, 2005 were $1,521,059, a decrease of $3,703,372 or approximately 71% from the nine months ended March 31, 2004. This was due to delivery of less equipment, software and services under the Bridgeport contract, pending eRate Program approvals expected later this year. Our revenues were substantially all generated from the Lightec Professional Services segment, in regard to the Bridgeport contract.

The cost of revenues incurred for the nine months ended March 31, 2005 was $658,926, a decrease of $2,626,339 or approximately 80% from the nine months ended March 31, 2004. This was due to a decrease in services, hardware and software delivered, pending approval of projects which should commence in the April to June 2005 quarter.

The gross margins, as a percentage of sales, were 57% and 37% for the nine months ended March 31, 2005, and 2004, respectively, reflecting improved efficiency in delivering services to Bridgeport.

Our selling, general and administrative expenses for the nine months ended March 31, 2005 were $5,918,691, an increase of $3,257,712 or approximately a 122% increase over the nine months ended March 31, 2004, reflecting intensification of development of our biometric security products. The selling, general and administrative expenses include product development and research and development. In addition, the issuance of common stock and stock options for non-cash services expenses in the amount of $3,031,400 were recorded in the nine months ended March 31, 2005 as compared to $244,000 for the nine months ended March 31, 2004, reflecting additional corporate development consulting services and compensation for directors and advisory board members.

Interest expense for the nine months ended March 31, 2005 was $664,060, a decrease of $53,792, or approximately 7% from the nine months ended March 31, 2004. The interest expense in the nine months ended March 31, 2004 included a $150,000 penalty payment on the convertible debentures. Adjusting for that penalty payment, interest expense incurred in the nine months ended March 31, 2005 was approximately $96,000 higher than interest expense in the nine months ended March 31, 2004, as higher effective interest rates more than offset the lower average debt balances in the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004.

Our loss from continuing operations for the nine months ended March 31, 2005 was $8,752,018 as compared to a loss from continuing operations of $3,699,544 for the nine months ended March 31, 2004, or an increased loss of $5,052,474 or approximately 137%. The increased loss was primarily attributable to higher expenses from the acceleration of the development of our biometric security products, which more than offset the decrease in profitability of our Lightec Professional Services segment.

Our net loss for the nine months ended March 31, 2005 was $8,752,018 as compared to a net loss of $3,516,830 in the nine months ended March 31, 2004. The nine months ended March 31, 2004, included a gain on $266,621 from disposing of the operations of the Datadesk subsidiary in September 2003, which was partially offset by the loss of $83,306 of the discontinued Security Biometrics Limited operations.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2005, our consolidated operating activities did not generate positive cash flow. We financed our operations primarily through the placement of our common stock and the issuance of new debt. We had a working capital deficit of approximately $4.0 million at March 31, 2005 as compared with $4.3 million at June 30, 2004. Cash increased by approximately $389,000 during the nine months ended March 31, 2005.

Net cash used in operating activities was $5,412,127 during the nine months ended March 31, 2005, as compared to positive cash flow provided by operations of $40,758 during the nine months ended March 31, 2004. Net cash used in operations for the nine months ended March 31, 2005 resulted primarily from our net loss of approximately $8.8 million, offset by certain non-cash expenses of approximately $3,451,000 and increased accounts payable owed of approximately $787,000. In addition, approximately $700,000 of cash was used for (i) the inventory of electronic point-of-sale terminals (intended to be utilized for biometric security services in future quarters) of approximately $527,000; and
(ii) security deposits and prepaid expenses for approximately $136,000. In April 2005, the Company returned approximately 75% of the point-of-sale terminals to the manufacturer for credit.

Investing activities utilized $911,769 of cash during the nine months ended March 31, 2005, as compared to $207,001 for the nine months ended March 31, 2004. Investments for the most recent nine months were primarily for computers, servers, routers, storage devices and capitalized software, while investments in the nine months ended March 31, 2004 consisted primarily of acquisition of capitalized software.

Financing activities provided $6,712,843 of cash during the nine months ended March 31, 2005 as compared to $423,419 for the nine months ended March 31, 2004. Net cash provided resulted primarily from the issuance of common stock and the exercise of stock warrants totaling $3,681,383, the issuance of approximately $3,150,000 of new convertible notes and other note payable, offset by repayments of $115,000 on advances from shareholders and repayments on capital lease obligations of $3,329.

During the nine months ended March 31, 2005, we raised approximately $3,681,000 in equity capital and settled amounts owing to related parties and others amounting to approximately $692,500 in exchange for equity in the Company. We also issued common stock and stock options in the amount of $3,031,400 for certain services. In addition, we reduced by $450,000 our payable balance to our largest supplier for Lightec. That supplier was owed approximately $812,000 at March 31, 2005.

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

The Company's biometric services business has yet to generate significant revenues. Management anticipates revenues from this business will increase in the first six months of the Company's 2006 fiscal year, which commences on July 1, 2005. Sales from the Company's Lightec Professional Services segment have totaled $1,497,759 to March 31, 2005, a significant reduction over the prior year's period. Since payments to Lightec derive, to a large extent, from Federal eRate program, the timing and amounts of payments are difficult to predict. Lightec believes that the approximately $900,000 in accounts receivable owed to it, will be released for payment by the end of the fiscal year. Another $5 - $7 million in payments under existing multi-year contracts with two school districts and a private school are expected to be billed and received by the end of 2005. However, these payments are also dependent upon eRate reimbursement so are difficult to predict.

Deficits in cash flow have otherwise been funded through financing activities. During the nine months ending March 31, 2005, we raised approximately $3.7 million in equity and $3.2 million in notes and convertible debentures. In the quarter ending June 30, 2005, we anticipate raising additional equity and/or convertible debt from a group of institutional investors. While the terms of this placement are not yet established, the sale of additional equity or convertible debt securities will result in further dilution to our stockholders. These securities may also have rights senior to those of holders of our common stock. Any indebtedness could contain covenants which restrict our operations and limit our ability to incur additional debt. The proceeds from this private placement will be utilized to pay off amounts owed creditors and suppliers, and to fund expanded operations of biometric security services.

During the nine months ended March 31, 2005, the Company has also entered into several strategic alliances and licensing agreements which it believes, once funded, will result in increased revenues commencing in the fourth quarter of fiscal 2005.

While we believe that cash flows derived from Lightec and proceeds from financing activities will be sufficient to fund operations until revenues are generated from the Company's biometric security services business, there can be no assurance that such will be the case. If financing is delayed or not available, if Lightec's business is reduced, or if payments to Lightec are delayed or reduced, then the Company may be forced to significantly curtail its operation, sell assets or adjust or change its business plan.

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

RISKS RELATED TO OUR BUSINESS:

We are subject to interest rate risk. The Company is seeking financing from various sources, either directly from financial institutions, or by way of lease financing of property and equipment. Such borrowing could be impacted by changes in interest rates. As of March 31, 2005, the Company had issued $3,000,000 principal amount of floating rate convertible notes, which carry an interest rate of prime plus 3% per annum, equal to an interest rate on these notes as of March 31, 2005 of 8.75%. Since November 23, 2004 when the floating rate convertible notes commenced, the prime rate has increased three times, in 25 basis point increments, from 5.0% to 5.75% on March 31, 2005. This increased the interest rate owed by the Company on these notes from 8.0% to 8.75% over the same period. Further increases in the prime rate of interest will increase the Company's cost of borrowing.

We have a limited history of operations, which makes it difficult to anticipate our future performance.

We have a limited operating history and limited historical financial information upon which to base any evaluation of our performance, particularly in light of our recent change in business strategy. Our Lightec Professional Services business, which has been largely independent of our new technology solution offerings, has historically generated substantially all of our revenue. We have not generated any meaningful revenue from our new business strategy and our historical performance is not indicative of future performance.

Our business model is unproven and may not succeed.

We recently changed and continue to refine our business model and strategy. Although we have some customers for the turnkey solutions that form the core of our new business strategy, we have not yet validated our business model or strategy in the market. The success of our business model and strategy is dependent on a number of factors including:

- our ability to develop and deliver our technology solutions within budgeted costs;
- our ability to enter into and implement successful channel partner arrangements;
- acceptance in the market of our technology solutions
- our ability to price our technology solutions at competitive rates

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies starting a new business, particularly companies in rapidly evolving markets such as the markets for our technology solutions.

We have incurred and expect to continue to incur significant losses and may never achieve profitability.

We incurred a net loss of $3,880,263 during the fiscal quarter ended March 31, 2005 and a net loss of $8,752,018 for the nine months ended March 31, 2005. At March 31, 2005, we had an accumulated deficit of $26,964,076. We expect to make significant expenditures in connection with the implementation of our new business strategy, including expenditures relating to sales and marketing activities, technology development and integration, potential acquisitions and administrative resources. As a result, we expect our losses to continue for the foreseeable future and we may never achieve profitability.

We need and may not be able to obtain additional financing.

As of March 31, 2005, we had a working capital deficiency of $3,977,285. Despite raising approximately $3.7 million in equity and $3.2 million in convertible debt and other notes from July 1, 2004 through March 31, 2005, we need to raise additional capital in order to continue to fund our plan of operations. We have no sources of financing from which we can draw immediately. While we anticipate raising an additional equity and/or convertible debt in the quarter which ends June 30, 2005, we cannot assure investors that we will have adequate capital resources to fund planned operations or that any additional funds will be available to our company when needed, or if available, will be available on favorable terms or in amounts required. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our existing and planned operations.

We are dependent on a limited number of customers.

Substantially all of our historical revenue has been attributable to our Lightec Professional Services business. During the nine months ended March 31, 2005, substantially all of our revenue was attributable to one contract with the Bridgeport School District funded by the Federal eRate program. While additional amounts have been budgeted for this project for the 2004-2005 school quarters, we have not yet received Federal approval under the eRate program. Lightec has also been awarded contracts with the New Haven School Board for approximately $200,000, as well as contracts with a private school in New York state and two school districts in New Jersey. Our plan of operation is dependent on successfully fulfilling the Bridgeport, New Haven and other contracts. Should we fail for any reason to perform the balance of the contracts, or if Federal approval is not granted, or Bridgeport or New Haven defaults on payments under the contract, we may not have sufficient funding to continue the Lightec Professional Services business as planned and our other activities may be substantially harmed.

All of our assets are subject to a security agreement to ensure repayment of convertible notes, and may be foreclosed to satisfy certain debt obligations should we default.

We have granted a first priority lien in all of the assets of our business to secure repayment of convertible notes in the principal amount after debt discount of $1,984,941 as of March 31, 2005, after the Second Closing of the convertible note financing on January 19, 2005. The existence of this security interest, if we default, could adversely impact our liquidity and may make it more difficult for us to obtain additional debt or equity financing from other sources.

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

If we are able to expand our operations, particularly through sales to large retailers, financial institutions and government agencies, as well as implementation of our e-prescription solution, the expansion will place significant strain on our management, financial controls, operating systems, personnel and other resources. Our ability to manage future growth, should it occur, will depend to a large extent upon several factors, including our ability to do the following:

  - build and train our sales force;
  - establish and maintain relationships with channel partners;
  - develop customer support systems;
  - develop expanded internal management and financial controls adequate to keep pace with growth in personnel and sales;
  - manage the use of third-party manufacturers and suppliers; and
  - integrate operations and personnel from acquired businesses.

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

Our net operating loss carryforwards may be limited.

At June 30, 2004, our net operating loss carryforwards was approximately $7.7 million. Our net operating loss carry forwards may be limited in accordance with
Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred, or could in the future occur. Net operating loss carry forwards are utilized to offset future taxable income for federal and state income tax purposes.

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

Our common stock is traded on the NASD OTC Bulletin Board. Trading in our stock has been limited and there can be no assurance that an active trading market for our stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Thinly traded shares can be more volatile than shares traded in an active public market. The average daily trading volume of our common stock in January through March 2005 was 19,689 shares. The low and high trading prices of our common stock for the same period has ranged from $1.30 to $3.05 per share. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance.

WE HAVE ISSUED A SUBSTANTIAL NUMBER OF SECURITIES CONVERTIBLE INTO SHARES OF OUR COMMON STOCK WHICH WILL RESULT IN SUBSTANTIAL DILUTION TO THE OWNERSHIP INTERESTS OF OUR EXISTING SHAREHOLDERS.

As of March 31, 2005, approximately 9,739,820 shares of our common stock were reserved for issuance upon exercise or conversion of the following securities:

    o  1,150,327 shares upon conversion of outstanding convertible term notes;

    o  8,589,493 shares upon exercise of outstanding stock options and warrants.

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

Our outstanding convertible notes are convertible into 1,150,327 shares of common stock at a per share conversion price of $2.25 which may be less than the current trading price of our shares. Although many of the shares issuable upon conversion of our convertible warrants are eligible for public resale under Securities and Exchange Commission Rule 144, we filed a registration statement to cover the public resale of all of these shares. This significant increase in number of shares available for public sale may have a negative impact on the trading price of our shares and substantially dilute the ownership interest of our existing shareholders. In the event that our stock trades below $2.25 per share, in order to raise additional financing we would likely be required to issue additional shares of common stock or securities convertible into common stock at a purchase or conversion price as applicable, of less that $2.25 per share. To the extent these factors are viewed negatively by the market, it may provide an incentive for persons to execute short sales of our common stock that could adversely affect the trading price of our common stock.

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

ITEM 3 - CONTROLS AND PROCEDURES

An evaluation was performed, as of March 31, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective as of March 31, 2005.

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

Management has not yet performed, and is not yet required to perform, its assessment of the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Various claims and lawsuits arising out of the normal course of business are pending against the Company. The results of thses proceedings are not expected to hae a material effect on the Company's consolidated financial position or results of operations.

The Company has filed a demand for arbitration with the American Arbitration Association in New York, New York asking that any agreements between it and WonderNet, Ltd. ("WonderNet") be rescinded, that WonderNet pay it $340,000, and that shares of stock previously issued to WonderNet be cancelled. On March 25, 2005, the Company obtained an order of attachment, providing that Company shares issued to WonderNet are to be attached to secure any award that the Company may obtain against WonderNet in the arbitration. On April 15, 2005, WonderNet filed its response to the Company's demand in arbitration. In its response, WonderNet claims damages of $240,000 for unpaid amounts under its contract with the Company, as well as other unspecified damages, including alleged punitive damages, and seeks an accounting.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following sets forth certain information regarding sales of our securities during from January 1, 2005 to April 30, 2005, which sales were not registered under the Securities Act of 1933 (the "Act"). Unless otherwise indicated, no underwriters were involved in these transactions.

In January and February 2005, we sold to private investors 530,000 shares of our common stock for a total purchase price of $1,017,500. For no additional consideration, three of the investors also received two-year warrants to purchase a like number of shares of common stock at an exercise price of $2.00 per share.

On January 14, 2005, we issued 50,000 shares of our common stock to an individual as consideration for investor relations services.

On March 11, 2005, we issued 250,000 shares of our common stock to two individuals (one of whom is now an employee) as collateral to secure repayment of promissory notes.

On March 16, 2005, we issued 60,000 shares of our common stock to two individuals as partial payment for legal services and executive recruiting services. Also on March 16, 2005 we issued 13,889 share of our common stock to our Chairman pursuant to his contract to provide services to the Company.

On March 23, 2005, we issued 50,000 shares of our common stock to an individual as consideration for renewing a loan to the Company.

On March 29, 2005, we issued 50,000 shares of our common stock to an individual who is now an employee as consideration for making a loan to the Company.

On March 28, 2005, we issued 11,666 shares of our common stock to an individual pursuant to the Share Exchange Agreement between eMedRx, Inc. (Canada) and SiVault Systems, Inc. to acquire remaining minority equity interests of eMedRx, Inc. (Canada).

On March 30, 2005, we issued 57,600 shares of our common stock to three employees as consideration for making loans to the Company.

On April 30, 2005, the Company issued 8,333 shares of our common stock to the Chairman of the Board as consideration for accepting a promissory note from the Company for payments owed to him in connection with services performed under his contract for the period January 1 through April 30, 2005.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5.  OTHER INFORMATION

NONE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

      31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2     Certificate of Interim Chief Financial Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1     Certificate of Chief Executive Officer pursuant to 18 U.S.C.1350,
               as adopted pursuant to section 906 of   the Sarbanes-Oxley
               Act of 2002.

      32.2 Certificate of Interim Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B. Reports on Form 8-K

       1)      Report on Form 8-K filed on February 28, 2005.

       2)      Report on Form 8-K filed on February 24, 2005.

       3)      Report on Form 8-K filed on April 8, 2005.

                                   SIGNATURES

Pursuant to the requirement of the Securities of Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                           SiVault Systems, Inc.

Date: May 16, 2005                 By:                   /s/ Emilian Elefteratos
                                             -----------------------------------
                                   Name:                     Emilian Elefteratos
                                   Title:                Chief Executive Officer
                                                   (Principal Executive Officer)

Date: May 16, 2005
                                   By:                          /s/ Wayne Taylor
                                         ---------------------------------------
                                   Name:                            Wayne Taylor
                                   Title:        Interim Chief Financial Officer
                                                        (Principal Financial and
                                                             Accounting Officer)

                                Index of Exhibits

Number   Description

31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certificate of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certificate of Interim Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.