Form 10KSB
period 2005-06-30
SiVault Systems, Inc.
filed 2006-04-25
CIK 1101046

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR FISCAL YEAR ENDED: JUNE 30, 2005

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


             Nevada                                     98-0209119
--------------------------------                 --------------------------
  (State or other jurisdiction                        (IRS Employer
of incorporation or organization)                   Identification No.)


                500 Fifth Avenue, Suite 1650, New York, NY 10110
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                     Issuer's telephone number: 212-931-5760
                            ------------------------

              Securities registered under Section 12(b) of the Act:

                                      None
                                      ----
                              (Title of each class)

              Securities registered under Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                              (Title of each class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $1,602,013.

         As of February 15, 2006, there were 38,262,426 shares of the registrant's common stock issued and outstanding. Of these, approximately 8,000,000 shares are held by non- affiliates of the registrant. As of February 15, 2006, the market value of common stock held by non-affiliates was approximately $2,400,000 based on the closing price of the common stock on that date.

Transitional Small Business Disclosure Format (check one):   Yes [ ]; No [X]


DOCUMENTS INCORPORATED BY REFERENCE

         NONE

                             TABLE OF CONTENTS


Item Number and Caption                                                    Page
-------------------------------------------------------------              ----

PART I

1.   Description of Business                                                  5

2.   Description of Property                                                 20

3.   Legal Proceedings                                                       20

4.   Submission of Matters to a Vote of Security Holders                     20

PART II

5.   Market for Common Equity and Related Stockholder Matters                21

6.   Management's Discussion and Analysis or Plan of Operation               23

7.   Financial Statements                                                    35

8.   Changes in and Disagreements with Accountants on Accounting
     and Financial Disclosure                                                35

8A.  Controls and Procedures                                                 35

8B.  Other Information                                                       36


PART III

9.   Directors, Executive Officers, Promoters and Control Persons;
     Compliance with Section 16(a) of the Exchange Act                       37

10.  Executive Compensation                                                  43

11.  Security Ownership of Certain Beneficial Owners and Management
     and Related Stockholder Matters                                         46

12.  Certain Relationships and Related Transactions                          48

13.  Exhibits                                                                49

14.  Principal Accountant Fees and Services                                  50

     Index to Consolidated Financial Statements

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

Unless the context otherwise requires, all references in this report to (i) "we", "us" or the "Company", or words of similar import, refer to SiVault Systems, Inc., a Nevada corporation, together with its subsidiaries and
(ii)share information reflect a 4:1 forward stock split effected in August 2000 and a 1:20 reverse stock split effected in June 2004.

                                     PART I



ITEM 1.  DESCRIPTION OF BUSINESS.

RECENT DEVELOPMENTS


         The following significant events occurred during the fiscal year ending June 30, 2005 and subsequent to the year then ending:

SIVAULT ANALYTICS AND VIAQUO ACQUISITION; NAME CHANGE

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

         The acquisition was completed by means of a share exchange in which we issued 4,000,000 of our shares of common stock to the stockholders of SiVault Analytics in exchange for all of the outstanding stock of SiVault Analytics. Our shares were valued in the transaction at $1.80 per share (market price as of July 9, 2004), or $7,200,000 in the aggregate. We issued 140,000 of our common shares valued at $1.60 as finders fees in conjunction with this acquisition. Following the acquisition, we merged SiVault Analytics into our company and changed the name of our company to SiVault Systems, Inc. and our stock trading symbol to SVTL.OB.

         On November 30, 2004, the Company completed the acquisition of all the principal assets of Viaquo Corporation ("Viaquo"). Viaquo was a leading developer of computer security technology.

         Pursuant to the deal, the Company purchased substantially all of assets of Viaquo related to Viaquo's ViaSeal Access Control Business, including physical equipment, technology, products and intellectual property, in exchange for 3,050,000 shares of the Company's restricted common stock valued at $2.35 per share (average market price for the four trading days around November 30, 2004), of which 750,000 of the shares were issued and delivered to Viaquo at closing; 2,050,000 of the shares were placed in escrow to be held until the earlier to occur of (i) the issuance of a U.S. Patent for certain U.S. Patent Applications acquired by SiVault, or (ii) the abandonment by SiVault of the U.S. Patent Application following final rejection thereof by the U.S. Patent and Trademark Office; and the remaining 250,000 shares were placed in escrow to be held until the earlier to occur of (1) the issuance by the European Patent Office ("EPO") of a decision to grant a European Patent with respect to an European Patent Application acquired by SiVault, or (ii) the abandonment by SiVault of European Patent Application following a final refusal by ELP to grant the European Patent.

         The core technology and intellectual property purchased represents Viaquo's patent pending ViaSeal(TM) security technology. ViaSeal provides cryptographic protection of electronic data for distribution or access by multiple parties.

NEW MANAGEMENT AND APPOINTMENT OF BOARD OF ADVISORS

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

         Effective August 24, 2005, Mssrs. David Dalton and Gerard Munera resigned from the Company's Board of Directors and Mr. John Mahoney was appointed to the Board of Directors. Effective September 1, 2005, Mssrs Gil Amelio and Emilian Elefteratos resigned as a member of the Board and on September 16, 2005, Mr. Anthony Low Beer was appointed to the Board. Effective November 21, 2005, Mr. Orhan Sadik-Khan and Mr. Michel Kadosh were appointed to the Board of Directors. Effective November 21, 2005, John Mahoney was named acting Chief Executive Officer, Anthony Low-Beer was named Chairman of the Board; Mr. Wayne Taylor will continue as Chief Financial Officer of the Company.

RESTRUCTURING OF DEBT

         The Company recently commenced a program to restructure its debt. The restructuring of Company debt, and debt of its wholly-owned subsidiary, Lightec Communications, Inc., is expected to be completed by the end of the fiscal year ending June 30, 2006.

Restructuring of Longview Debt. The Company and three Longview Funds ("Longview") have agreed to restructure $2,588,237 of Longview Convertible Notes as follows.

All outstanding debt of the Comany to Longview to be restructured as follows:

             (a) The Company to pay $400,000 to Longview on or before January
                 31, 2006; Longview was paid $400,000 in February 2006 - there was no notice of default.

             (b) The Company to pay an additional $400,000 to Longview on or before April 30, 2006;

             (c) Convertible Notes of Longview to be adjusted pro rata as follows:

                 (i)    Principal amount to be reduced to $410,000;

                 (ii)   Fixed Conversion Price to be reduced to $.20 per share;

                 (iii) SiVault granted a one year redemption right with respect to any shares issued at $.25 per share provided that the Company has not had an event of default since November 21, 2005;

             (d) Balance of debt to be forgiven if Company is not in default with the forgoing terms and conditions.

         In addition to the settlement of Longview, the following notes, loans, accounts payable and accrued liabilities, and lawsuits as of June 30, 2005 were settled by payment of cash, establishing an installment payment schedule, and the issuance and planned issuance of common stock and stock warrants.


                                        Approximate amount
                                            owed as of
         Description                       June 30, 2005               Approximate Settlement Summary
         -----------                       -------------               -----------------------------------

Notes and loans - non-related parties       $1,450,000                 Installment payables of $570,000
                                                                       6.5 million shares of common stock
                                                                       valued at $l million, and 580,000
                                                                       warrants valued at $300,000,and an
                                                                       additional 760,000 repriced
                                                                       warrants

Notes and loans - related parties              550,000                 3.4 million shares of common stock
                                                                       Valued at $450,000

Accounts payable and accrued liabilities     1,800,000                 $120,000 paid in cash installment
                                                                       payables of $560,000, and 2.3
                                                                       Million shares of common stock
                                                                       valued at $460,000

WonderNet Arbitration                          350,000                 Installment Payables of $350,000
(included in accounts payable
and accrued liabilities                  -------------
                                            $4,150,000
                                         -------------

The Company expects to complete its restructuring and settling of its notes, loans, and accounts payable, and amounts due to the Company's former employees by the end of its fiscal year ending June 30, 2006.

PRIVATE PLACEMENT

Since the end of the fiscal year ending June 30, 2005, the Company has completed two private placements in which the Company raised gross proceeds of approximately $2.2 Million. The Company sold an aggregate of approximately 13,900,000 of its common shares in private placements at per share prices averaging $.10 and .45 per share.

NEW BUSINESS

As part of the Company's restructuring plan, the Company has been actively pursuing agreements to market the Company's software products. In January 2006, the Company entered into a licensing agreement with Hypercom Corporation ("Hypercom"). Hypercom is to pay the Company a licensing fee of 30% of the transaction fee that pertains to the Company's products. The current chief technology officer of Hypercom was a former officer and member of the Board of Directors of the Company during the fiscal year ended June 30, 2005.

BUSINESS

We are engaged in the commercialization of technologies designed to implement secure electronic solutions and retrieval of signed documents and biometric signature-based authentication for electronic transactions. Our technology solutions have evolved beyond the development stage and we are positioned for deployment in production environments. We intend to provide turnkey solutions combining the advantages of these technologies to facilitate safe, efficient and secure electronic transactions and data access.

Through our wholly-owned subsidiary, Lightec Communications, Inc. ("Lightec"), we also provide design, installation and technical support services for information technology systems.

For the year ended June 30, 2005, we earned revenue of $1,602,013 and incurred a net loss of $23,900,354. In the prior fiscal year, we earned revenue of $7,131,437 and incurred a net loss of $3,406,660. Substantially all of our historical revenue has been generated from Lightec.

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

     Leverage Our Lightec Business. Lightec has historically provided a significant source of our cash funding needs. During the year ended June 30, 2005, substantially all of our revenue was generated by Lightec. In addition, we believe that Lightec's system design and installation business and our other technology offerings can be synergistic in terms of mutually beneficial marketing opportunities.

     Protect Our Intellectual Property. Protection of our intellectual property is important to generating maximum revenue from our products and services and maximizing the value of our business in general. To that end, we seek, whenever practicable, to obtain patent and other intellectual property protection for our technologies and we seek to ensure that others from whom we license important technologies do the same. We currently have pending three United States provisional patent applications relating to technologies owned by us. We also own and are considering applying for additional trademarks and/or copyrights.


OUR CORE TECHNOLOGIES

     Our core technologies are comprised of the following:

- Biometric Signature Authentication Technology - software designed to record and analyze biometric parameters relating to a person's handwritten signature. Parameters include image, speed, stroke sequence, pen tilt and acceleration. Recorded information is stored for each registered signer in a dynamic database that changes over time to reflect subtle changes in each registered signer's signature. Commercial applications of this technology include document approval, verification of the identity of users participating in electronic transactions and securing log-in access to computer systems or protected networks. Key components of this technology are licensed from Communications Intelligence Corporation.

- Access Control Technology - a distributed access management software solution that permits only authorized users to access (put in or take out) protected information being shared among groups of all sizes. The system uses access credentials (permissions) that apply to each individual file (or field on an XML form) and distributed to each organizational member, and which are automatically refreshed over the Internet. This access control technology enables members to securely encrypt files or XML fields for use by groups that are defined by access credentials issued to each member by security administrators. Only individuals with the correct access credentials may consume (decrypt) or create (encrypt) the data. Individual members are assigned multiple credentials with read and/or write permissions according to their role in the organization. Once encrypted by the creator- e.g., the central database sending a report to an insurance company-the data remains protected by strong encryption (typically AES encryption) and routed and/or stored to and from a number of locations before the properly authorized person with the read credential opens it to access the data. We license this technology on an exclusive basis in the healthcare field from Viaquo Corporation.

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

Expanded
Offerings - Other products and services we are offering to our target markets include:

-  Biometric  signature  registration

-  Biometric  signature  authentication per transaction

-  Database security protection(access control)

- Digital pen and paper for forms input - The product consists of a digital pen that contains ink and a small camera that captures pen strokes and puts them into digital form. After docking the pen in its cradle, the data is automatically integrated into the enterprise data infrastructure. It is targeted to businesses with processes that rely heavily on filling out paper forms, including retail and healthcare businesses.

e-Prescriptions - We plan to offer an electronic prescription solution utilizing biometrically-authenticated signatures, thereby reducing prescription fraud and filling errors and facilitating compliance with new standards relating to medical record access. The service will provide a systematic way to capture signatures of medical doctors who prescribe medication, utilizing devices such as signature pads, pen computers and person digital assistants (PDAs). Once authenticated, a secure prescription with a unique number will be created and centrally stored. A hard copy of the prescription can be given to the patient, and/or the prescription can be routed in electronic form directly to the dispensing pharmacy. To the extent permitted by law, the system would store prescription-related data, and allow access by pharmacies, physicians and other groups involved in healthcare delivery, only to the extent authorized.

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

Communications Intelligence  Corporation

     Effective May 13, 2004, we entered into an agreement with Communications Intelligence Corporation ("CIC") pursuant to which we were granted a worldwide, non-exclusive license to use and incorporate CIC's iSign software and to distribute the licensed software embedded in our software or as part of our solution. In consideration for the license, we agreed to pay CIC a fee equal to 33.33% of all CIC-based transaction fee proceeds. For each unit shipped by us in a reseller capacity, we agreed to pay CIC 75% of its then published list price. For CIC support as contemplated by the agreement, we agreed to pay an additional 10% of the license fees otherwise payable. The term of the agreement is three years, subject to automatic one-year renewals if not terminated at least one month prior to the scheduled renewal date. In addition to standard termination provisions, the agreement is terminable by CIC if we have not generated revenue to CIC within 180 days of the effective date or if, in CIC's reasonable judgment, we do not make continual reasonable commercial use of the licensed technology.

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

Hypercom

         Effective February 13, 2006, we entered into a Product Technology and License Agreement (the "Agreement") with Hypercom Corporation, a corporation engaged in the design, manufacture and sale of electronic payment solutions worldwide (NYSE: HYC).

         Pursuant to the Agreement, SiVault granted Hypercom a perpetual, worldwide, non-exclusive license to demonstrate, market and distribute to its customers, distributors, resellers and other end-users SiVault's products and services, including SiPay, Sipay, Mobile SiSign, SiSeal, ReceiptCity and all related software.

         In addition, SiVault granted to Hypercom a perpetual, worldwide, non-exclusive license to use, copy, modify and create derivative works based on certain SiVault technology, including technology pertinent to distributed security systems, payment methods, identify establishing services and processing payments via short message service, as disclosed in U.S. Patent Applications 09/930,029, 60/650,856, 60/618,443 and 60,681,902 respectively.

         The initial term of the Agreement is one year, and is automatically renewable thereafter for one-year terms, unless terminated in writing three months prior to expiration of the original term, or any renewed terms. The Agreement provides for the payment of licensing fee of 30% of the portion of the transaction fee that pertains to SiVault's products and derivative works for each transaction and 30% of licensing fees generated by sublicensing SiVault's products.

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

Hypercom

     Effective May 13, 2004, we entered into an agreement with Hypercom U.S.A., Inc. under which we were appointed a non-exclusive Hypercom reseller in the United States. Under the agreement, we are authorized to purchase Hypercom point of sale terminal products and peripherals and to resell them to end user customers. We agreed to use our best efforts to promote and market the products throughout the United States and to maintain an active and suitably trained sales force. The term of the agreement is three years from the effective date, subject to earlier termination upon three months' notice by either party for any reason. The agreement may also be terminated under a variety of circumstancesfor cause and without notice.

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

     Lightec has historically relied on one customer for the majority of its revenues. Lightec is under contract to provide supplies and services to this customer. This customer has notified Lightec that it does not intend to order from it in the future under this contract. Lightec has advised this customer that, in addition to owing Lightec a substantial account payable balance, it is obligated to continue to utilize Lightec as contracting party for services approved by the primary funding sources, the Universal Services Administration. If this dispute is not resolved or if the customer became unable to finance the continued acquisition of these supplies and services, the impact on Lightec's earnings would be significant.

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

     On June 14, 2002, we acquired Lightec Communications, Inc. through a merger with a wholly-owned subsidiary formed by us. The merger consideration consisted of 950,000 shares of our common stock and $4,000,000 in cash. 900,000 shares were issued to Maryanne Richard and 50,000 shares were issued to Dr. Nabil El-Hag. We financed the cash portion of the merger consideration through the issuance and sale of 9% promissory notes in the aggregate principal amount of $2,000,000 and the sale of common stock and warrants at $2.40 per share for gross proceeds of $850,000. The notes were issued in equal principal amounts to Synergex Group Partnership, whose managing partner is Gerard Munera, a director of our company, and Maryanne Richard, the owner of Lightec. We also entered into an employment agreement with the manager of Lightec, Michael Richard, under which we agreed to pay Mr. Richard an annual salary of $150,000 and performance related bonuses for 2002, 2003 and 2004. The employment agreement was subsequently terminated pursuant to the settlement described below. In connection with the acquisition, we issued 200,000 shares of common stock and accrued $200,000 as a finder's fees under a finder's fee agreement with Chris Farnworth. In August 2004, the $200,000 liability plus an additional $31,813 in amounts due to Chris Farnworth was converted to 144,718 shares of common stock.

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

     Datadesk was in the business of designing, manufacturing, and selling desktop solutions, educational computing systems, and handheld and wireless devices. On August 20, 2003, we transferred ownership of Datadesk to Pan Pacifica Ltd. in consideration for assumption of the net liabilities of Datadesk. In connection with the transfer, Mr. Solomon's employment with our company was terminated. We recorded net income (loss) from discontinued operations o $266,021 and $3,918,281 (including a writedown of goodwill of $3,405,645 ) for the years ending June 30, 2004 and 2003 to reflect the disposition of Datadesk.

     On January 21, 2003, we established a new wholly-owned subsidiary, eMedRx, Inc., a British Columbia corporation ("eMedRx Canada"). EMedRx Canada entered into an exclusive worldwide license agreement with our Company to develop and market our electronic prescription system. eMedRx Canada has issued certain common stock to outside interests for approximately $50,000 thereby reducing our ownership of eMedRx Canada to below 100%. We currently have two United States-based subsidiaries under the name eMedRx, Inc. To streamline our corporate structure, these business were merged into the Company effective October 2005.

     On February 18, 2004, we entered into a stock purchase agreement to purchase all of the outstanding shares of Datagility, Inc. ("Datagility"). The transaction was consummated in May 2004. Datagility has developed a software application, CyberTrooper, that is designed to fulfill the scanning requirements of the United States Patriot Act and Office of Foreign Assets Control. The purchase price for the Datagility shares was (i) $200,000 in cash, $100,000 of which was paid at closing and the balance of which is payable on December 31, 2004, and (ii) 116,278 shares of our common stock, which was issued at closing. Of the $100,000 payment scheduled to become due on December 31, 2004, $50,000 is payable to Mr. Herve Bertacchi, President of Lightec. Under the agreement, we agreed to pay additional cash consideration of up to $200,000 if revenues earned by us from CyberTrooper exceed certain targets by December 31, 2004 and June 30, 2005. Subsequent to year end, Mr. Bertacchi resigned as President of Lightec and the Company agreed to settle amounts owed to him by the payment of $270,000 installments (including $50,000 in respect of Datagility). In addition, Mr. Bertacchi was engaged by Lightec as a consultant to be paid on an hourly basis.

     On July 9, 2004, we issued an aggregate of 4,000,0000 shares of our common stock, valued at $1.80 per share, to the shareholders of SiVault Analytics, Inc., a Delaware corporation, in exchange for all of the outstanding stock of SiVault Analytics, Inc. Thereafter, on July 28, 2004, we merged that company into ours and simultaneously changed our name to SiVault Systems, Inc.

     As of November 30, 2004, we acquired substantially all of the assets of Viaquo Corporation ("Viaquo") related to Viaquo's ViaSeal Access Control Business, including physical equipment, technology, products and intellectual property, in exchange for 3,050,000 shares of the Company's restricted common stock which were initially valued at $2.35 per share (average market price for the four trading days around November 30, 2004), of which (1) 750,000 of the shares were issued and delivered to Viaquo at closing, (2) 2,050,000 of the shares were placed in escrow.

     As of March 31, 2005, an amendment was entered into regarding the Viaquo assets purchase agreement, pursuant to new information obtained about the ultimate issuance of patents (valued at $1.52 per share - market price as of March 31, 2005) that had been hold in escrow by Viaquo. As of June 30, 2005, there were no shares remaining in the escrow account.


HUMAN RESOURCES

         As of December 31, 2005, we had two full-time employees. Subsequently, we have hired five full-time employees, including a COO and a Vice President of Engineering and Sales.

EXECUTIVE OFFICERS

         Our executive officers are as follows:

NAME                   AGE                POSITION
---------------------  ---  -------------------------------------------

John Mahoney           56   Chief Executive Officer, President and Director

Wayne Taylor           53   Interim Chief Financial Officer and Director

Richard Moore          53   Chief Operating Officer

Alan Alpert            50   Vice President-Engineering

Richard Arturo         47   Vice President-Sales


         For a description of Mssrs Mahoney, Taylor and Moore. See Item 9. "Directors, Executive, Officers, Promotors and Control Persons, Compliance with
Section 16(a) of the Exchange Act" at Page 37.

Richard Arturo

Richard Arturo has 25 years of experience in the computer, networking and software industry. Rick was part of Sun Microsystem's Open Systems growth in the late 80's and Cisco's Systems internet build out in the mid 90's. At Cisco, his sales teams contributed over half a billion dollars of revenue during his tenure. Since then, he has held VP of Sales positions at start-ups HydraWeb Technologies, CentrePath and SiVault Systems (SVLT.PK). He established sales teams that sold new products and services into Service Provider and Enterprise markets. As an investor, he provided seed funding to create two new technology companies that provided e-Learning products (TrainingScape) and financial services software (PFN, sold to Guggenheim Partners). Mr. Arturo holds a Bachelor of Science degree from Carnegie Mellon University.

Alan Alpert

For the past five years Mr. Alpert was a senior executive at Financial Fusion where he was responsible for SWIFT (Society for Worldwide Interbank Financial Telecommunication). His responsibilities included business analysis, detailed requirements, architecture, documentation, design, on and offshore development and test, leading to successful business deployment. The SWIFTNet FIX (Financial Information Exchange) Hub architecture developed by Financial Fusion enables SWIFT customers secure access to the entire SWIFT community through a single FIX connection. Mr. Alpert worked with the Financial Fusion President and COO to generate $4 plus million dollars of incremental revenue in 2005 from SWIFT partnership.

In addition, Mr. Alpert managed business/software development in the Telecom and Healthcare vertical markets leveraging Sybase's existing IP and customer accounts. Mr. Alpert holds a Bachelor of Science degree in Computer Science from Queens College.


ITEM  2.  DESCRIPTION  OF  PROPERTY

         We occupy approximately 1,500 square feet of space at 500 Fifth Avenue, Suite 1650, New York, New York, under a sublease expiring December 31, 2007, at a base rent of $4,500 per month. In San Jose, California, we sublease an office at 560 South Winchester Blvd., San Jose, CA 95128, under a sublease expiring May 31, 2008.

ITEM  3.  LEGAL PROCEEDINGS

         Neither we, nor any of our subsidiaries, are a party to any material legal proceeding, nor, to our knowledge, is any material litigation threatened against us or our subsidiaries. Subsequent to year end we settled claims by a third-party lender and licensor.

ITEM 4.  SUBMISSION OF MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS


NONE

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. MARKET INFORMATION.

         Our common stock is currently traded in the over-the-counter market and has been quoted on the pink sheets since November, 2005, and on the OTC Bulletin Board from June 12, 2001 to November, 2005. The trading symbol for our common stock is currently SVTL.PK. The following table presents the range of the high and low bid quotations for our common stock as reported for each quarter beginning July 1, 2003. Such quotations reflect inter-dealer prices without adjustments for retail mark-up, markdown or commissions, and do not necessarily represent actual transactions.



Period                               High    Low
-----------------------------------  -----  -----

January 1, 2006 - March 31, 2006     $0.50  $0.11

October 1, 2005 - December 2005      $0.14  $0.02

July 1, 2005 - September 30, 2005    $0.75  $0.09

April 1, 2005 - June 3, 2005         $1.5   $0.44

January 1, 2005 - March 31, 2005     $2.85  $1.30

October 1, 2004 - December 31, 2004  $3.50  $2.00

July 1, 2004 - September 30, 2004    $4.50  $0.75

April 1, 2004 - June 30, 2004        $2.70  $0.80

January 1, 2004 - March 30, 2004     $3.00  $1.90

October 1, 2003 - December 31, 2003  $3.00  $2.10

July 1, 2003 - September 30, 2003    $3.40  $1.50


HOLDERS

         As of March 31, 2006 our common stock was owned by approximately 300 holders of record.

DIVIDENDS

         We have never declared or paid any cash dividends. It is our present policy to retain earnings to finance the growth and development of the business and, therefore, we do not anticipate paying dividends on common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         The following sets forth certain information regarding sales of our securities during the year ended June 30, 2005, which sales were not registered under the Securities Act of 1933. Unless otherwise indicated, no underwriters were involved in these transactions.

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

         On March 16, 2005, we issued 60,000 shares of our common stock to two individuals as partial payment for legal services and executive recruiting services. Also on March 16, 2005 we issued 13,889 share of our common stock to our former Chairman pursuant to his contract to provide services to the Company.

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

         During the Period July 1, 2005 to the date of this report, the Company sold approximately 13,892,400 shares of its common stock to approximately ten individuals at prices between $.10 and $.45. All such shares were sold in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

         On February 1, 2006, the Board of Directors approved that each of the nine members of the board to be issued a one-time grant of 250,000 restricted shares of the Company's common stock valued at $495,000 at $0.22 per share. The Board of Directors also approved the issuance of 100,000 restricted shares to each board member for fiscal year 2006 compensation valued at $198,000 at $0.22 per share.

         In addition, the Company issued shares of its stock in connection with the settlement of debt. Those issuances are summarized under "Description of Business - Recent Developments" at Page 5.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

When used in this report, the words "anticipated", "estimate", "expect", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that we will fail to generate planned revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The following discussion and analysis of financial conditions and results of operation should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Prospectus. It is intended to assist the reader in understanding and evaluating our financial position.

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

The following discussion of critical accounting policies represents our attempt to report on those accounting policies which we believe are critical to our consolidated financial statements and other financial disclosure. It is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in Note 1 of the Notes to the Consolidated Financial Statements for the years ended June 30, 2005 and 2004 included in this report.

We have identified the following as critical accounting policies affecting our company: Revenue Recognition; Income Taxes; and Goodwill and Other Long-Lived Assets

Revenue Recognition

Our revenue recognition policies are significant because our revenue is a key component of our results of operations. Revenue recognition in connection with our Lightec business, which accounted for substantially all of our approximately $1,602,013 million in revenue for the most recent fiscal year, is particularly subjective as it has historically been generated from fixed-price or modified fixed-price contracts. Recognition of revenue from these contracts requires the estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized using the percentage-of-completion method as costs (primarily labor and materials) are incurred, with revisions to estimates reflected in the period in which changes become known. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future revenue and margins from this business may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting changes in revenues and reductions in margins or contract losses could be material to our results of operations.

Income Taxes

We have a history of losses. These losses generated sizeable federal net operating loss ("NOL") carry forwards which as of June 30, 2005 totaled approximately $19,800,000.

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

For the year ended June 30, 2005, we incurred an impairment of cost in excess of fair value from the acquisition of SiVault Analytics, Inc. of $5,706,060 and an impairment of long-lived assets of $761,436.

RESULTS OF OPERATIONS

Year Ended June 30, 2005 vs. Year Ended June 30, 2004

Our revenues for the year ended June 30, 2005 were $1,602,013 a decrease of $5,529,424 or approximately 80% from the prior year. Our revenues continued to be substantially all generated from the Lightec subsidiary, in regards to the Bridgeport contract. Revenues under this contract decreased significantly because of delayed funding by USAC and a curtailment of activities by the Board of Education.

The costs of revenue incurred for the year ended June 30, 2005 decreased to $833,299, a 77% decrease from the year earlier period. This reduction parallels the 80% reduction in revenue from the the gross margins, as a percentage of sales, were 48% and 49% for the years ended June 30, 2005 and 2004 respectively. Hence our efficiency in delivering product and services to Bridgeport has stayed the same

Our selling, general and administrative expenses for the year ended June 30, 2005 were $16,532,269 an increase of $10,298,314 or 165% over the prior year.

The increase in expenses during the most recent fiscal year was largely attributable to increased head count in the Company's San Jose office and payroll increase of approximately $3.5 million, increased consulting fees of approximately $2,400,000, issuance of stock warrants to certain officers of the company in connection with short-term selling financing of approximately $3.1 million, Board of Directors fees of $1.3 million increase in rent expense of approximately $375,000 and increased travel and entertainment expense of approximately $224,000.

Our other expenses for the year ended June 30, 2005 were $8,136,799, an increase of $7,340,579, or approximately 920% increase from the year earlier period. Interest expense for the year ended June 30, 2005 was $1,669,303, an increase of approximately 110% from the prior year. The increase in interest expense was primarily due to the amortization of debt discount (a non-cash charge) upon the issuance of convertible debt in 2005. For the year ended June 30, 2005, we incurred an impairment charge of $5,706,060 of cost in excess of fair value from the July 2004 acquisition of SiVault Analytics, Inc., and an impairment of long-lived assets of $761,436.

Subsequent to the purchase of SiVault Analytics, Inc., we reviewed the initially recorded excess cost over net tangible assets acquired amount and determined that $2,157,000 should be assigned as the fair value of a technology product intangible and that the remaining $5,706,060 related to other elements, such as the associated management team, for which specific fair values could not be quantified. As of June 30, 2005 the factors supporting the realization of any future benefits from those other elements were no longer present. Consequently, the entire $5,706,060 was charged to expense as an impairment of cost in excess of fair value of net assets acquired. The $2,157,000 assigned as the fair value of a technology product intangible will be amortized over its useful life once it is placed in service. We have not yet determined the useful life of this intangible asset. Because the marketability and functioning of this technology has not yet been proven, there remains substantial doubt about whether this technology will ultimately provide any value.

Subsequent to the purchase of the ViaSeal Access Control Business in November 2004, we reviewed the initially recorded excess cost over net tangible assets acquired amount and determined that all of it should be assigned as the fair value of the technology acquired. The $5,097,058 assigned as the fair value of the technology will be amortized over its useful life, which has not yet been determined. Because uncertainties remain about the marketability and functioning of this technology, there is substantial doubt about whether this technology will ultimately provide any value.

The impairment of long-lived assets of $761,436 in 2005 consisted of a write-down of property and equipment of $312,576 held in San Jose, California, New York, and Connecticut and $448,576 for software not being utilized.

Our net loss for the year ended June 30, 2005 was $23,900,354 as compared to a loss of $3,406,660 for the prior fiscal year, or an increase of $20,493,694, or 602%. The increase is primarily attributable to a decrease of $5,529,424, or approximately 78%, an increase in selling, general, and administrative expenses of $10,298,314, or approximately 165%, and an increase in other expenses of $7,340,759, or approximately 920%.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended June 30, 2005, our consolidated operating activities did not generate positive cash flow. We continue to finance our operations primarily through the placement of our common stock and convertible debt and cash flows from our Lightec subsidiary. We had a working capital deficit of approximately $9.1 million at June 30, 2005 as compared with $4.3 million at June 30, 2004. Cash decreased by approximately $103,000 during the year ended June 30, 2004.

Net cash used in operating activities was $7,146,713 during the year ended June 30, 2005, as compared to $150,338 used for the year ended June 30, 2004. Net cash used in operations for the year ended June 30, 2005 resulted primarily from our net loss of $23.9 million offset by an increase in accounts payable and accrued liabilities of approximately $2.1 million and certain non-cash expenses of approximately $15.1 million.

Investing activities utilized $290,129 of cash during the year ended June 30, 2005, as compared to $495,798 for the year ended June 30, 2004.

Financing activities provided $7,333,859 of cash during the year ended June 30, 2005 as compared to $756,899 for the year ended June 30, 2004. Net cash provided resulted primarily from the issuance of common stock, convertible debt, and notes and loan payable, the exercise of stock warrants of approximately $9 million, offset by repayments of $115,000 on advances from shareholders and of $1,548,552 on notes payable.

During the year ending June 30, 2005, we raised approximately $3.4 million dollars in equity and we reduced outstanding indebtedness to related parties and others amounted to approximately $693,000, through the issuance of equity. We also sold $3,000,000 principal amount of Convertible Notes due 2007 on November 23, 2004, of which an initial funding of $1,500,000 was received on that date and an additional $1,500,000 was received on January 11, 2006. Subsequent to year end, the Company continued to finance its operations through the issuance of equity. The sale of additional equity or debt securities will result in further dilution to our stockholders. These securities may also have rights senior to those of holders of our common stock. Any indebtedness could contain covenants, which restrict our operations and limit our ability to incur additional debt. The proceeds from any such private placement will continue to be utilized to reduce or pay-off our outstanding obligations and to fund expanded operations.

The Company has been engaged in an intense effort at settling and/or refinancing debts the past six months. To date approximately $6,700,000 debts as of June 30, 2005 have been settled or restructured, including the approximately $2.5 million owed to the Longview Funds at June 30, 2005 which was restructured by payment of $400,000 in February 2006, an additional $400,000 due April 30, 2006 and issuance of 410,000 convertible notes at a fixed conversion rate of $.20 per share for shares(subject to repurchase rights). The Company intends to continue to settle payables on favorable terms until such time as it is able to generate funds from operations.

In addition to the foregoing, ongoing operations will be funded by shareholder loans, equity and debt placements, monetization of Lightec's receivables and settlement of claims. While the Company believes that these sources will be sufficient to fund operations through June 30, 2006, any significant expansion of business and realization of the Company's business plan will require a significant institutional investment in the Company, the sale of assets, realization of income from operations sufficient to sustain growth or a combination of these factors. In the past, the Company has, in part, relied on revenues from its Lightec subsidiary to fund operations. These revenues have decreased significantly, and the Company is no longer relying on this as a source of significant revenues. Moreover, the City of Bridgeport, CT Board of Education has notified Lightec that it disputes amounts owed to Lightec for past services rendered and also has stated that it may not utilize Lightec's services in the future.

In their audit report for the fiscal year ended June 30, 2005, our independent auditors, Miller Ellin & Company, stated that there is substantial doubt as to our ability to continue as a going concern as well as substantial doubt about whether our recorded intangible assets will provide future benefits. While the Company and its management is working diligently to achieve financial stability, it is unclear at this time whether long-term financing can be secured at all, or if secured may be secured on terms which will enable the Company to service its obligations out of operations.


QUANTITATIVE AND QUALITATIVE DISCLOSURES AND FACTORS THAT MAY AFFECT FUTURE RESULTS

Interest Rate Risk. The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities. The Company did not enter into any short-term security investments during the twelve months ended June 30, 2005.

FACTORS THAT  MAY  AFFECT  FUTURE  RESULTS

     We may from time to time make written or oral statements that contain forward-looking information. However, our actual results may differ materially from our expectations, statements or projections. The following risks and uncertainties could cause actual results to differ from our expectations, statements or projections.

Risks  related  to  our  business.

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

We incurred a net loss of $23,900,354 during the fiscal year ended June 30, 2005 and $3,406,660 during the prior fiscal year. At June 30, 2005, we had an accumulated deficit of $42,112,412. Our auditors have issued a qualification in their report on our financial statements for the year ended June 30, 2005, reflecting their concern about our ability to continue as a going concern for the current fiscal year. We expect to make significant expenditures in connection with the implementation of our new business strategy, including expenditures relating to sales and marketing activities, technology development and integration, potential acquisitions and administrative resources. As a result, we expect our losses to continue for the foreseeable future and we may never achieve profitability.

We need and may not be able to obtain additional financing.

As of June 30, 2005, we had a working capital deficiency of approximately $9.1 million. Despite raising approximately $2.2 million in equity from June 30,2005 through the date of this report, we need to raise additional capital in order to continue to fund our plan of operations and service our debts. We have no sources of financing from which we can draw immediately. We cannot assure investors that we will have adequate capital resources to fund planned operations or that any additional funds will be available to our company when needed, or if available, will be available on favorable terms or in amounts required. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our existing and planned operations.

We are dependent on a limited number of customers.

Substantially all of our historical revenue has been attributable to our Lightec business. During the year ended June 30, 2005, substantially all of our revenue was attributable to a contract with the Bridgeport School District funded by the Federal eRate program. While additional amounts have been budgeted for this project for the 2004-2005 school year and we have received Federal approval under the eRate program. The School District has advised Lightec that it does not intend to authorize additional work under this contract. Our plan of operation is dependent on successfully fulfilling the Bridgeport and New Haven contracts. Should we fail for any reason to perform the balance of the contracts, or if Federal approval is not granted or Bridgeport or New Haven defaults on payments under the contract, we may not have sufficient funding to continue the Lightec business as planned and our other activities will be substantially harmed.

Our Lightec assets remain subject to creditors liens granted in connection with two debt obligations which have been settled but which may be foreclosed upon should we default in payment of settlement agreements.

We have granted a first priority lien in the assets and revenue of Lightec to secure repayment of a debenture in the principal amount of $2,588,237 as of June 30, 2005. This balance will be reduced to $400,000 after year end.

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

We recently experienced a nearly 100% turnover in our senior management.

We may, in the future, acquire, make investments in, or enter into strategic alliances with companies which have technologies, customer bases, channel relationships and other value-added services or assets in our current markets or in areas into which we intend to expand our business.

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

Our common stock is traded on the NASD OTC Pink Sheets. Trading in our stock has been limited and there can be no assurance that an active trading market for our stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Thinly traded shares can be more volatile than shares traded in an active public market. The average daily trading volume of our common stock in March 2006 was 20,000 shares. The high and low bid price of our common stock for the last two years has ranged from $0.02 and $4.50 per share. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE.

ITEM 8A. CONTROLS AND PROCEDURES.

An evaluation was performed, as of March 31, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective as of March 31, 2006.

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

ITEM 8B.  OTHER INFORMATION.

     All information required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended June 30, 2005 has been so reported.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth information with respect to the persons who, as of March 31, 2006, were serving or are expected to serve in the near future as directors and executive officers of the Company. Each director holds office until the next annual meeting of shareholders or until his successor has been elected and qualified.

Directors
                                                                        Director
     Name               Age                Position                      Since
---------------         ---                --------                      -----
John Mahoney(4)         56       Chief Executive Officer,
                                 President and Director                   2004
Wayne Taylor (3)        53       Interim Chief Financial Officer
                                 and Director                             2003
Allan Gibbins (1)(2)    57       Director                                 2000
Gerard Munera (2)(4)    70       Director                                 2001
Stuart Platt (1)(2)(4)  69       Director                                 2004
Orhan Sadik-Khan        76       Director                                 2005
Anthony Low-Beer        63       Director                                 2005
Michel Kadosh           65       Director                                 2005


(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee
(3)  Member of the Corporate Governance Committee
(4)  Member of the Executive Committee

         John Mahoney became President and CEO of the Company in September 2005. Prior to that date he was President of CRC a warranty and health claims service company based in Vancouver, B.C.

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

         Gerard Munera has been a Director since June 26, 2001. Since 1995, Mr. Munera has been Managing Director of Synergex Group Partnership, a Connecticut general partnership, with majority participations since 1996 in Arcadia, a manufacturer of low-rise curtain walls, storefronts and office partitions, and in Estancia El Olmo, a large cattle ranch. From 1994 to 1996, Mr. Munera was chairman and chief executive officer of Latin American Gold Inc., a junior gold exploration and mining company with activities in Ecuador and Venezuela.. From 1991 to 1994, Mr. Munera was president and chief executive officer of Minorco
(USA), a diversified natural resources group with interests in base and precious metals, industrial minerals, oil and gas, chemicals and fertilizers, in both the U.S. and Canada.

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

         Orhan Sadik-Khan is an investment banker and international businessman. For the past five years he has been President of ADI Investments, Old Greenwich, CT.

         Anthony Low-Beer has been a private money manager based in Stamford, CT for the past five years.

         Michel Kadosh has been a hotelier and international real estate investor and developer for the past five years, based in Miami, FL.

EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES OF THE COMPANY

         Please refer to "Item 1, Description of Business", at Page 5.

BOARD MEETINGS AND COMMITTEES

Board Meeting Attendance

         During the year ended June 30, 2005, each incumbent Director attended at least 75% of the total number of Board of Directors meetings and meetings of committees on which he served.

Director Fees

         Each director is elected to hold office until the next annual meeting of stockholders and until his successor is elected and qualified. Our Board held five meetings during the fiscal year ended June 30, 2005. Our directors receive US$1,500 for their attendance at each board meeting and US$500 for each telephonic board meeting, which each director waived. All officers serve at the discretion of the Board of Directors subject to the terms and conditions of their agreements with the Company as approved by the Compensation Committee. On February 1, 2006, each Board member was issued 350,000 restricted shares of stock. 250,000 of such shares were a one time grant and 100,000 were for compensation for the current fiscal year ending June 30, 2006

Compensation Committee

         The Compensation Committee is composed of Gerard Munera, (Chairman), Allan Gibbins and Stuart Platt. The responsibilities of our committee include reviewing our incentive plans, reviewing and approving the compensation of our executive officers, and determining the option awards given to our officers. Members of the Committee have never served as our officers or employees or officers or employees of any of our subsidiaries. The Compensation Committee held 3 meetings in 2005.

Audit Committee

         The Audit Committee, which currently consists of Allan Gibbins [(Chairman)] and Stuart Platt, assists the Board of Directors by recommending the engagement of independent public accountants, reviewing and considering actions of our management in matters relating to audit functions, reviewing with independent public accountants the scope and results of their audit engagement, reviewing reports from various regulatory authorities, reviewing the system of internal controls and procedures and reviewing the effectiveness of procedures intended to prevent violations of law and regulations.

Nominating Committee and Corporate Governance

         The Nominating Committee and Corporate Governance is composed of Richard Moore (Chairman)and Wayne Taylor. David Dalton served on this Committee until his resignation in August 2005. The responsibilities of our committee include reviewing our nomination of directors and advisors and overseeing the corporate governance procedures. Members of the Committee have never served as our officers or employees or officers or employees of any of our subsidiaries, except for Wayne Taylor who serves as the Interim Chief Financial Officer.

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

AUDIT COMMITTEE REPORT

         The following is the report of our Audit Committee with respect to our audited financial statements for the year ended June 30, 2005.

         Review with Management:

         We have reviewed and discussed our audited financial statements with management.

         Review and Discussions with Independent Public Accountants:

         The Committee has discussed with Miller Ellin & Company LLP ("Miller Ellin") our independent auditors, the matters required to be discussed by statement on Auditing Standards No. 61, "Communication with Audit Committees." Regarding the auditors judgments about the quality of our accounting principles as applied to its financial reporting.

         The Audit Committee of the Board of Directors has considered whether the provision of the non-audit services is compatible with maintaining the independence of our principal accountants.

         The Committee also has received written disclosures and the letter that is required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees," and has discussed with Miller Ellin its independence.

         Conclusion:

         Based on the review and discussions referred to above, the Committee recommended to the Board of Directors that its audited financial statements be included in our Annual Report on Form 10-KSB for the year ended June 30, 2005 for filing with the Securities and Exchange Commission.

Submitted by the Audit Committee of the Board of Directors

Allan Gibbins, Chairman
Stuart Platt

BOARD OF ADVISORS

         Effective February 1, 2006, The Company established a Board of Advisors. The Board of Advisors was formed to help in recruiting staff to run the Company or for other functions. The Board of Advisors will also help with product introductions, customer introductions, credibility, product validation, marketing/sales advice, critiques, and advice to members of the Board and the management team. Initial members of the Board of Advisors are: John Mahoney, CEO of SiVault, Mr. Roger Mahabir, who will act as Chairman, Mr. David Gibbins, Mr. Bhanu Singh, Mr. Colin Ground and Mr. Richard Moore, COO of SiVault.

Roger R. Mahabir, Chairman

Roger Mahabir is the President and Chief Executive Officer of Technology Innovations Inc., an Information Technology services and consulting firm established in 1991. He is also Chairman of Assurent Secure Technologies, a world leader in vulnerability research and security software and services, headquartered in Toronto, Canada.

Mr. Mahabir was previously the Chief Information Officer at RBC Capital Markets (Royal Bank Canada) where he served for over 5 years. He is recognized as one of the industry's top-CIOS, having served in senior executive positions, including four CIO roles with Fortune 500 companies in Financial Services, Government, Manufacturing, and Retail. His systems work for innovation and delivery at Fortune 500 companies has won international acclaim and been recognized by many, including the Smithsonian. He was inducted into the Canadian Information Productivity Hall of Fame (1995) for his innovation and delivery at Suncor/Sunoco, General Electric and Toronto Police.

Mr. Mahabir was named by CIO Magazine as one of Canada's top CIOs in 1994. Under his leadership his organization was recognized by Computerworld Magazine as one of the "Global 100" Outstanding Information Technology users Worldwide in 1995 and also received an "Award of Distinction" from the Canadian Information Productivity Association. The "Metropolis" project which significantly re-engineered policing across the entire Metropolitan Toronto area led to this distinction and received international acclaim and recognition.

Bhanu Singh

Bhanu Singh is a Partner and leader in the technology and IT practice at Bain and Company. He also co-leads Bain's global capability sourcing practice.

Mr. Singh rejoined Bain in 2004 after spending 4 years running TCG Software (a global IT software services firm). While at TCG he transitioned R&D, IT, support and engineering functions from an onsite to an onsite-offsite-offshore model for a number of companies in the financial services and high-tech markets. Most of these projects involved significant process redesign and changes to management.

At Bain, Mr. Singh has worked on growth strategy and operational improvement projects in the financial services, telecom and technology verticals. His recent experience has included designing go-to- market and outsourcing strategies for technology and services firms. He has also worked in the private equity group, assisting clients with due diligence and portfolio company strategies in a variety of industries.

Prior to joining Bain, Mr. Singh worked at Hewlett Packard (HP), HR Strategies (a successful start-up) and DCM Toyota. He earned an M.B.A. from the University of Michigan with highest distinction. He also has a Masters in Operations Research & Statistics from Rensselaer Polytechnic Institute, NY. He has a B.Tech in Mechanical engineering from the Indian Institute of Technology (IIT).

David Gibbins

David Gibbins is the former Managing Director, Global Head Foreign Exchange and, Commodity Derivatives, for RBC Capital Markets' Global Treasury Services. Mr. Gibbins sat on the Operating Committee of the Global Treasury Services Division, as well as on the Executive Committee of the RBC Capital Markets, the Investment Banking arm of the RBC Financial Group. Mr. Gibbins spent 27 years with Royal Bank of Canada, the past 21 within the trading business.

From 1994 to 1996, Mr. Gibbins was Co-Global Head of Forex Sales and Commodity Trading; from 1991 to 1994 he was Vice President and Head of Treasury USA, Latin America and Caribbean, based in New York. From 1989 to 1991, Mr. Gibbins was Chief Dealer, Canadian Money Markets; from 1987 to 1989, he was Senior Dealer, Interest Rate Derivatives in Toronto and from 1986 to 1988 he was Senior Derivatives Dealer in London, England.

Mr. Gibbins is a member of the Board of Directors of Greenfield Commercial Group since January 2004.

Colin W. Ground

Colin Ground is an attorney with Fraser, Milner Casgrain LLP, Toronto, Canada. Mr. Ground practices in the areas of Corporate/Commercial and Information Technology Law with a focus on emerging growth technology companies. He is a member of the firm's Private Equity/Venture Group providing legal advice on a wide range of private equity and venture capital financings where he has had the opportunity to work with investment funds, private investors and emerging companies. Mr. Ground's practice also involves assisting companies in commercializing their intellectual property and developing their e-commerce initiatives.

Richard J. Moore

Richard J. Moore was, until joining SiVault as COO in February 2006, most recently President and COO from July 1, 2001, of Financial Fusion, Inc., a subsidiary of a Sybase, Inc. a software company located in Dublin, Canada. From January 1999 to December 2001 he was Senior Vice President Worldwide Sales/Co-CEO Cygent, Inc. an internet software company located in San Francisco, California. Prior to that he held various positions with Unisys Corporation, most recently, Vice President, North America Large Accounts from April 1998 to January 1999.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following table sets forth the aggregate compensation earned by, paid to, or accrued for our chief executive officer and each other executive officer whose aggregate compensation, was in excess of $100,000, based on their salary and bonus for the fiscal year ended June 30, 2005, who we refer to as our named executive officers.

                           Summary Compensation Table

                                       Annual Compensation                 Long-Term Compensation
                                       -------------------      ----------------------------------------------------
                                             Awards                       Awards            Payouts
                                             ------             -------------------------   -------


                                                      Other
Name and                                              annual    Restricted   Securities
Principal              Fiscal                         compen      stock      underlying      LTIP         All other
Position                Year     Salary     Bonus     sation      awards    options/ SARs   Payouts     compensation
---------------------  ------   --------   -------   --------   ----------  -------------   -------     ------------
Emilian                 2005     $172,125
Elefteratos (1)
President and           2004     $0
Chief Executive
Officer                 2003     $0

--------------------


Wayne                   2005     $62,662
Taylor, (2)
Chief Financial         2004     $35,750
Officer
                        2003     $18,000

---------------------  ------   --------   -------   --------   ----------  -------------   -------     ------------

Igor J. Schmidt         2005     $166,582
Chief Strategy
Officer(3)              2004     $0

                        2003     $0
---------------------  ------   --------

(1) Mr. Elefteratos joined the Company in July 2004 and resigned from the Company effective September 1, 2005.
(2)  Mr. Taylor joined the Company in July 1999, as a founder.
(3) Mr. Schmidt joined the Company in July 2004 and resigned effective October 2005.

                      Option/SAR Grants In Last Fiscal Year
                                Individual Grants

There were no stock options/SARs granted to our named executive officers during the fiscal year ended June 30, 2005:

   AGGREGATED OPTION/SAR EXERCISES DURING THE FISCAL YEAR-ENDED JUNE 30, 2004
                     AND FISCAL YEAR-END OPTION/SAR VALUES

There were no stock options/SARs owned by the Company's named executive officers as of the fiscal year ended June 2005.

Stock Option Plan

         In April 2004 the Company adopted its 2004 Incentive Stock Plan (the "2004 Plan").

         The 2004 Plan permits the grant of stock options, stock awards (awards in the form of shares of our stock or stock units, in either case for which no payment by the participant is required0 and restricted stock purchase awards.

         Stock options granted under the 2004 Plan may be options intended to qualify as incentive stock options ("ISOs") under Section 422 of the Internal Revenue Code or nonqualified stock options ("NSOs"), which are options that are not intended to qualify as ISOs. Stock options granted to a person who owns more than ten percent of our or any of our subsidiary's voting power shall have exercise prices of at least 110% of fair market value of our stock on the date of grant. Stock options granted to others will have exercise prices of not less than 100% of the fair market value of our stock on the date of grant if they are ISOs and not less than 85% of the fair market value of our stock on the date of grant if the are NSOs. Stock options granted under the 2004 Plan may only be transferred by will or the laws of descent and distribution. Stock options granted under the 2004 Plan will have terms of not more than 10 years. The 2004 Plan contains limitations on vesting of stock options. The affect of a termination of employment or service on a participant's stock options depends on the reason for the termination, and is described in the 2004 Plan and award agreements.

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

         The 2004 Plan provide for the issuance of up to 2,250,000 shares pursuant to awards. Stock issued under the 2004 Plan may be authorized but unissued stock or stock that we have reacquired. Shares covered by awards that terminate or expire and shares that we repurchase in accordance with the terms of an award shall again be available for issuance under the 2004 Plan. In the event of a change in our outstanding stock in connection with a stock split, stock dividend, recapitalization, merger, spin off or similar event, the number of shares that may be issued under the 2004 Plan and the number and price of shares subject to outstanding awards may be adjusted by the Board of Directors or the Executive Compensation Committee.

         The 2004 Plan is administered by of the Executive Compensation Committee of the Board of Directors. The committee has authority to grant awards, determine from the eligible group of participants those to whom awards will be granted, determine the terms of awards, construe and interpret the plan, amend outstanding awards, and perform such other duties relating to the plan's administration. The Board may, at any time and from time to time, alter, amend, suspend or terminate the 2004 Plan in whole or in part, subject to certain restrictions as stated in the 2004 Plan.

         Awards under the 2004 Plan may be made to employees, directors and consultants of SiVault Systems, Inc. or its subsidiaries, as selected by the 2004 Plan's administrator. The approximate number of persons who are currently eligible to participate under the 2004 Plan is 19, which includes 5 employees, 9 directors and 5 consultants. As of June 30, 2005 no options have been exercised by the employees under the 2004 Plan. Subsequent to year end all of the Company's employees based in San Jose were terminated. Under the terms of this 2004 Plan, options issued to these employees terminated three months after the date of separation.

         Equity Compensation Plans

         The following table sets forth certain information as of the fiscal year ended June 30, 2005 with respect to our compensation plans (including individual compensations arrangements).

                 Equity Compensation Plan Information Table (1)

---------------------------------------------------------------------------------------------------------------------
                                           (a)                           (b)                          (c)
----------------------------------------------------------------------------------------------------------------------
                                                                                            Number of securities
                                                                                           remaining available for
                               Number of securities to be    Weighted-average exercise      future issuance under
                                 issued upon exercise of       price of outstanding       equity compensation plans
                                  outstanding options,         options, warrants and        (excluding securities
Plan Category                    warrants and rights (2)              rights              reflected in column (a))
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders             ______                        _____                        ______
---------------------------------------------------------------------------------------------------------------------

Equity compensation plans
not approved by security                 ______                        _____                        ______
holders
---------------------------------------------------------------------------------------------------------------------
Total                                    ______                        _____                        ______
---------------------------------------------------------------------------------------------------------------------


      (1) The Company adopted a stock option plan on April 30, 2004. No options were exercised under the plan during the 2005 fiscal year. The Company has reserved 2,250,000 shares for issuance under the plan.

         (2) At June 30, 2005, options to purchase 2,357,600 shares had been issued under the Plan; subsequent to year end 2,102,500 of these options were canceled.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Shareholders

         The following table indicates how many shares of common stock were beneficially owned, as of February 15, 2005 by (1) each person known by us to be the owner of more than 5% of the outstanding shares of common stock, (2) each director, (3) each executive officer named in the Summary Compensation Table and
(4) all directors and executive officers as a group. In general, "beneficial ownership" includes those shares a person has the power to vote or the power to transfer, and stock options and other rights to acquire common stock that are exercisable currently or become exercisable within 60 days. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on February 15, 2005, any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership of such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. We based our calculation of the percentage owned on February 15, 2005 by our officers and directors as a group as being 30,368,266 shares of the 38,262,426 shares of common stock outstanding.

                                                                      Amount and Nature of          Percent of
     Name and Address of Beneficial Owner (1)                         Beneficial Ownership(2)          Class
--------------------------------------------------------              -----------------------       ----------
Gesture Recognition Technologies International Limited                       2,692,624                     7%
c/o CIBC Trust and Merchant Bank
(Barbados) Limited
Bank Warrens Street,
Michael's Bar, Barbados (3)

Wayne Taylor (4)                                                             3,224,624                  8.43%

Allan Gibbins (10)                                                              60,000                    0%*
212 Westridge Drive
Kleinberg, ON Canada

Synergex Group LLC (5)                                                       1,238,936                   3.2%
16 Old Mill Road
Greenwich, CT

Gerard E. Munera (6)                                                         3,162,000                  8.26%
16 Old Mill Road
Greenwich CT

Igor Schmidt (7)                                                             2,050,000                  5.36%

Elaine Bloom (8)                                                               206,875                    0%*

Stuart Platt (9)                                                                85,000                    0%*

John Mahoney                                                                 3,754,758                  9.81%

Orhan Sadik-Khan                                                             3,954,759                 10.34%

Anthony Low-Beer                                                            12,920,250                 33.77%

Michel Kadosh                                                                3,000,000                  7.84%

Viaquo Corporation                                                           2,913,100                  7.61%

All officers and directors as a group                                       30,368,265                    79%
(10 individuals)

* Indicates less than 1% of the outstanding shares of the Company's common stock

---------------

1. Except as otherwise noted, the address of each beneficial owner is c/o SiVault Systems, Inc., 500 Fifth Avenue, Suite 1650, New York, New York, 10110.

2. Except as otherwise noted in the footnotes to this table, the named person owns directly and exercises sole voting and investment power over the shares listed as beneficially owned by such persons. Includes any securities that such person has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights. Does not include shares issued to directors effective February 1, 2006.

3. Shares are owned by the GRT Family Trust established by Mr. Taylor and as to which he maintains beneficial ownership.

4. Includes 2,692,624 shares owned by Gesture Recognition. Includes options to purchase 25,000 shares of common stock which are exercisable within 60 days.

5. Synergex Group LLC ("Synergex")is a family holding company as to which Mr. Gerard Munera serves as Managing Partner and owns an approximately 17% beneficial interest.

6. Includes 1,238,936 shares owned by Synergex. Also includes 400,000 shares that he may acquire upon exercise of a warrant and more options to purchase 25,000 shares of common stock granted to Mr. Munera in October 2004.

7.  Mr. Schmidt resigned form the Board in October 2005.

8. Includes options to purchase 25,000 shares of common stock which were issued to Ms. Bloom in October 2004.

9. Includes options to purchase 25,000 shares of common stock issued to Mr. Platt in October 2004.

10. Includes options to purchase 25,000 shares of common stock issued to Mr. Gibbins in October 2004.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In December 2005 certain officers and directors of the Company converted amounts owed to them into shares.

         These include;

         John Mahoney:                  Amount Converted to shares $205,000

         Wayne Taylor:                  Amount Converted to shares $220,000

         Gerard Munera:                 Amount Converted to shares $260,000

         Orhan Sadik-Khan:              Amount Converted to shares $385,000

         Anthony Low-Beer               Amount Converted to shares $280,000


                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

            Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no other reports were required for those persons, we are not aware of any failure to file reports or report transactions in a timely manner during the fiscal year ended June 30, 2005.

ITEM 13.  EXHIBITS.

      The following Exhibits and Financial Statements are included as part of this report:

                         INDEX TO FINANCIAL STATEMENTS
                                                                         Page
                                                                         ----
Independent Auditors' Report                                              F-2

Consolidated Balance Sheets                                             F-3-4

Consolidated Statement of Operations                                      F-5

Consolidated Statements of Stockholder's Equity (Deficiency)              F-6

Consolidated Statements of Cash Flow                                    F-7-8

Notes to Consolidated Financial Statements                             F-9-32

Exhibit
Number     Title of Document
------     -------------------

2.1 Stock Purchase Agreement dated July 9, 2004 among the registrant and all shareholders of SiVault Analytics, Inc. (Incorporated by reference to the registrant's report on Form 8-K filed on July 20,
           2004)

3.1 Amended and Restated By-Laws of the registrant. (Incorporated by reference to Exhibit 3.1 to the registrant's report on Form 10-Q filed on June 4, 2004)

10.1 2004 Incentive Stock Plan of the registrant. (Incorporated by reference to the Registrant's Proxy Statement on Schedule 14A filed on April 19, 2004)

10.2 Settlement Agreement dated June 4, 2004 among the registrant, MaryAnne Richard, Michael Richard and Lightec Communications Corp. (Incorporated by reference to the registrant's report on Form 8-K filed on June 8, 2004)

10.3 Warrant in favor of MaryAnn Richard to purchase400,000shares expiring May 6, 2006 (Incorporated by reference to the registrant's report on Form 8-K filed on June 8, 2004)

10.4 Settlement Agreement dated June 23, 2004 between the registrant and Synergex Group, LLC (Incorporated by reference to the Statement on
           Schedule 13D filed by Synergex Group LLC and Gerard Munera on July 1,
           2004)

10.5 Sublease dated September 24, 2004 between the registrant and Euclid Network Solutions for San Jose facility.

10.6 Exclusive Distribution and Partnership Rights Agreement dated August 15, 2003 between the registrant and WonderNet, Ltd.

10.7 Strategic Partnering and ASP License Agreement effective as of May 13, 2004 between SiVault Analytics, Inc. and Viaquo Corporation.

10.8 ISV and Reseller License Agreement effective May 13,2004 between SiVault Analytics, Inc. and Communications Intelligence Corporation.

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

10.10 Agreement dated March 2, 2004 for Purchase and Sale of Assets between SiVault Analytics, Inc. and @POS.com, Inc.

10.11 Master Agreement effective September 15, 2004 between Opus Software Solutions Pvt. Ltd and the registrant.

10.12 Software License and Strategic Alliance Agreement effective September 2004 between Intelli-Check, Inc. and the registrant.

10.13 Strategic Alliance and Exclusive Management Agreement effective September 22, 2004 between Rycom CCI Inc. and the registrant.

10.14 Product Technology and License Agreement between the Company and Hypercom, Inc. dated February 13, 2006.

21.1       List of Subsidiaries of the registrant.

23.1       Consent of Miller Ellin & Company, LLP., Certified Public
           Accountants.*

32.1       Section 1350 Certification of Chief Executive Officer.*

32.2       Section 1350 Certification of Chief Financial Officer.*


ITEM  14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Independent Accountants for 2005 and 2004

The total fees and related expenses for professional services provided by the Company's independent registered public accounting firms Amisano Hanson, and Miller Ellin and Company, LLP for the fiscal years ended June 30, 2005 and 2004 are presented in the table below.

                                            Year ended June 30,
                                            -------------------
                                   2005 Fees                   2004 Fees
                                   ---------                   ---------
        Audit Fees                $  136,130                  $   95,937
Audit Related Fees                $  147,519                  $      -0-
          Tax Fees                $   98,289                  $      -0-
    All Other Fees                $   10,783                  $      -0-

The Audit Fees listed above were billed in connection with the audit of statements included in our quarterly reports on Forms 10-QSB for the fiscal year.

--------------------------
*Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                               SiVault Systems, Inc.


                               By:  /s/  John Mahoney
                                    ------------------------------
                                    John Mahoney, Chief Executive Officer

                                    Dated:  April 24, 2006


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Name                                Capacity                       Date
-----------------------  ------------------------------------     ------
                          Chief Executive Officer, President
                          and Director (principal executive
/s/ John Mahoney          officer)                              April 24, 2006
-----------------------  ------------------------------------   -------------
John Mahoney


                          Interim Chief Financial Officer
                          (principal financial and
/s/ Wayne Taylor          accounting officer) and Director      April 24, 2006
-----------------------  ------------------------------------   -------------
Wayne Taylor


/s/ Michel Kadosh         Director                              April 24, 2006
-----------------------  ------------------------------------   -------------
Michel Kadosh


                          Chairman of the Board of
/s/ Gerard Munera         Directors                             April 24, 2006
-----------------------  ------------------------------------   -------------
Gerard Munera


/s/ Allan Gibbins         Director                              April 24, 2006
-----------------------  ------------------------------------   -------------
Alan Gibbins

/s/ Stuart Platt          Director                              April 24, 2006
-----------------------  ------------------------------------   -------------
Stuart Platt


/s/ Orhan Sadik-Khan      Director                              April 24, 2006
-----------------------  ------------------------------         -------------
Orhan Sadik-Khan


/s/ Michel Kadosh         Director                              April 24, 2006
-----------------------  -------------------------------        -------------
Michel Kadosh


/s/ Anthony Low-Beer      Director                              April 24, 2006
-----------------------  -------------------------------        -------------
Anthony Low-Bee

                     SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
                      (FORMERLY SECURITY BIOMETRICS, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2005 AND 2004

                     SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
                      (FORMERLY SECURITY BIOMETRICS, INC.)
                        CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2005 AND 2004


                                    CONTENTS


                                                                         PAGE
                                                                         ----

INDEPENDENT AUDITORS' REPORT                                               2

CONSOLIDATED BALANCE SHEETS                                              3 - 4

CONSOLIDATED STATEMENT OF OPERATIONS                                       5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)               6

CONSOLIDATED STATEMENT OF CASH FLOWS                                     7 - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               9 - 33

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders,
SiVault Systems, Inc. (formerly
Security Biometrics, Inc.) and Subsidiaries

We have audited the accompanying consolidated balance sheets of SiVault Systems, Inc. (formerly Security Biometrics, Inc.) and Subsidiaries (the "Company") as of June 30, 2005 and 2004 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended June 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of SiVault Systems, Inc. (formerly Security Biometrics, Inc.) and Subsidiaries as of June 30, 2005 and 2004 and the results of their operations and their cash flows for the years ended June 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in this regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 4 to the consolidated financial statements, the Company has reviewed its purchases of SiVault Analytics, Inc. and the ViaSeal Access Control Business. As a result of these reviews, substantial doubt remains whether the technologies acquired with these business purchases will ultimately provide any value. The financial statements do not include any adjustments that might result from any determination about the realization of benefits from the technologies acquired.


                                               MILLER, ELLIN & COMPANY, LLP


New York, New York                             CERTIFIED PUBLIC ACCOUNTANTS
March 31, 2006

                     SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
                      (FORMERLY SECURITY BIOMETRICS, INC.)
                           CONSOLIDATED BALANCE SHEETS

                                                                                       JUNE 30,
                                                                    ----------------------------------------------
                                                                             2005                         2004
                                                                    ----------------------   ---------------------
                                     ASSETS
CURRENT ASSETS

   Cash                                                                       $9,808                     $112,880
   Accounts receivable, net of allowance of $663,966 and $0,
     respectively                                                            204,042                      848,617
   Inventory                                                                 136,606                        3,884
   Prepaid expenses and other current assets                                 354,639                       58,788
                                                                    ----------------------   ---------------------
             Total current assets                                            705,095                    1,024,169
                                                                    ----------------------   ---------------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation                       70,000                      636,994

OTHER ASSETS                                                                 113,457                       56,916

INTANGIBLE ASSETS                                                          7,254,058                           --
                                                                    ----------------------   ---------------------

                                                                         $ 8,142,610                   $1,718,079
                                                                    ======================   =====================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

   Accounts payable and accrued liabilities - non-related parties         $3,886,599                   $2,558,883
   Accounts payable and accrued liabilities - related parties                812,170                      789,410
   Billings in excess of costs and estimated earnings on
      uncompleted contracts                                                       --                       90,018
   Notes and loans payable. non-related parties                            1,370,377                      339,983
   Notes and loans payable - related parties                               1,491,856                           --
   Convertible notes and debenture payable                                 2,039,509                    1,358,569
   Capital lease obligations                                                      --                        3,329
   Corporate income taxes payable                                            179,920                      129,920
   Current liabilities of discontinued operations                                 --                       93,913
                                                                    ----------------------   ---------------------
             Total current liabilities                                     9,780,431                    5,364,025
                                                                    ----------------------   ---------------------

OTHER LIABILITIES                                                             15,915                       16,954
                                                                    ----------------------   ---------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
   Common stock
   Authorized - 50,000,000 shares $0.001 par value
   Issued and outstanding - 20,510,636 and 7,924,664
    as of June 30, 2005 and 2004 respectively                                 20,511                        7,924
  Additional paid-in capital                                              40,445,476                   14,548,456
  Accumulated other comprehensive loss                                       (7,311)                      (7,222)
  Accumulated deficit                                                   (42,112,412)                 (18,212,058)
                                                                    ----------------------   ---------------------
        TOTAL STOCKHOLDERS' DEFICIENCY                                   (1,653,736)                  (3,662,900)
                                                                    ----------------------   ---------------------

                                                                         $ 8,142,610                   $1,718,079
                                                                    ======================   =====================

The accompanying notes are an integral part of these consolidated financial statements.

                     SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
                      (FORMERLY SECURITY BIOMETRICS, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                YEARS ENDED JUNE 30,
                                                                     -------------------------------------------
                                                                             2005                    2004
                                                                     -------------------------------------------
REVENUES:
   Contract revenues earned                                           $       1,526,211       $       7,110,034
   Other revenues                                                                75,802                  21,403
                                                                     ------------------      -------------------
      Total revenues                                                          1,602,013               7,131,437
                                                                     ------------------      -------------------
OPERATING EXPENSES:
   Costs of revenue earned                                                      833,299               3,649,302
   Selling, general and administrative                                       16,532,269               6,233,955
                                                                     ------------------      -------------------
                                                                             17,365,568               9,883,257

LOSS FROM OPERATIONS                                                        (15,763,555)             (2,751,820)
                                                                     ------------------      -------------------
OTHER EXPENSES:
   Interest expense                                                           1,669,303                 796,220
   Impairment of cost in
     excess of fair value
     from a business combination                                              5,706,060                      --
   Impairment of long-lived assets                                              761,436                      --
                                                                     ------------------      -------------------
                                                                              8,136,799                 796,220


LOSS BEFORE PROVISION FOR
    INCOME TAXES                                                            (23,900,354)             (3,548,040)

PROVISION FOR INCOME TAXES                                                           --                  34,934
                                                                     ------------------      -------------------
LOSS FROM CONTINUING OPERATIONS
   BEFORE MINORITY INTEREST
   OF SUBSIDIARY                                                            (23,900,354)             (3,582,974)

Minority interest in loss of subsidiary                                              --                     121
                                                                     ------------------      -------------------
LOSS FROM CONTINUING OPERATIONS                                             (23,900,354)             (3,582,853)

INCOME  FROM DISCONTINUED
   OPERATIONS                                                                        --                 176,193
                                                                     ------------------      -------------------
NET LOSS                                                              $     (23,900,354)      $      (3,406,660)
                                                                     ==================      ===================
BASIC AND DILUTED LOSS PER COMMON SHARE

   Continuing operations                                              $           (1.44)      $           (0.51)
                                                                     ==================      ===================
   Discontinued operations                                            $            0.00       $            0.02
                                                                     ==================      ===================
   Net loss                                                           $           (1.44)      $           (0.49)
                                                                     ==================      ===================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                         16,566,258               6,971,497
                                                                     ==================      ===================

The accompanying notes are an integral part of these consolidated financial statements.

                     SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
                      (FORMERLY SECURITY BIOMETRICS, INC.)
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                       YEARS ENDED JUNE 30, 2005 AND 2004

                                                                                                       Accumulated
                                                      Common Stock       Additional                       Other           Total
                                                   ------------------     Paid In       Accumulated   Comprehensive    Stockholders'
                                                   Shares      Amount     Capital         Deficit          Loss         Deficiency
                                               -----------   --------   -----------   ------------     ----------    ---------------
Balance, June 30, 2003                           6,214,813    $ 6,215   $ 8,319,589   $(14,805,398)     $  (5,247)    $ (6,484,841)
Issuance of common stock for:
  Cash                                             935,588        935     1,426,080             --             --        1,427,015
  Services                                          92,500         93       193,907             --             --          194,000
  Software                                         141,279        141       374,859             --             --          375,000

Issuance of shares to settle debt                  540,484        540     1,070,428             --             --        1,070,968

Issuance of common stock by subsidiary                  --         --        27,593             --             --           27,593

Issuance of stock warrants to:                          --
  Extend convertible debenture                          --         --     2,016,000             --             --        2,016,000
  Extend note                                           --         --       480,000             --             --          480,000
  Settle debt                                           --         --       640,000             --             --          640,000

Other comprehensive loss                                --         --            --             --         (1,975)          (1,975)

Net loss                                                --         --            --     (3,406,660)            --       (3,406,660)
                                               -----------   --------   -----------   ------------     ----------     ------------


Balance, June 30, 2004                           7,924,664      7,924    14,548,456    (18,212,058)        (7,222)      (3,662,900)
Issuance of common stock for:
   Cash (net of finders fees)                    2,628,124      2,628     3,367,940             --             --        3,370,568
   Services                                      1,173,007      1,173     2,286,726             --             --        2,287,899
Issuance of common stock to
   Settle accounts payable and                     420,005        420       692,109             --             --          692,529
   accrued liabilities
Issuance of common stock for the
   acquisition of Sivault Analytics, Inc.
   and related costs                             4,140,000      4,140     7,419,860             --             --        7,424,000
Exercise of warrants                               166,667        167       333,167             --             --          333,334
Issuance of stock options and warrants
   for services                                         --         --     4,324,396             --             --        4,324,396
Issuance of common stock due to the
   conversion of convertible notes                 192,500        193       432,932             --             --          433,125
Issuance of common stock and
   warrants as consideration of loans              235,933        236     1,785,020             --             --        1,785,256
Issuance of common stock for the
   acquisition of eMedRx stock and
   Viaquo assets and related costs               3,629,736      3,630     5,254,870             --             --        5,258,500
Other comprehensive loss                                --         --            --             --            (89)             (89)

Net loss                                                --         --            --    (23,900,354)            --      (23,900,354)
                                               -----------   --------   -----------   ------------     ----------    ---------------
Balance, June 30, 2005                          20,510,636    $20,511   $40,445,476   $(42,112,412)     $  (7,311)    $ (1,653,736)
                                               ===========   ========   ===========   ============     ==========    ===============


The accompanying notes are an integral part of these consolidated financial statements.

                     SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
                      (FORMERLY SECURITY BIOMETRICS, INC.)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    YEARS ENDED JUNE 30,
                                                                                ----------------------------
                                                                                    2005             2004
                                                                                ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss from continuing operations                                         ($23,900,354)    ($3,582,853)
    Adjustments to reconcile net income to net
    cash used in operating activities:
       Depreciation and amortization of property and equipment                       189,395          10,026
       Provision for doubtful accounts                                               718,471          16,954
       Gain on settlement of debt                                                         --         (55,156)
       Impairment of cost in excess
         of fair value from a business combination                                 5,706,060              --
       Impairment of long-lived assets                                               761,434              --
       Issuance of common stock for services                                       2,287,899         194,000
       Issuance of common stock to extend note and
         convertible debenture                                                            --       2,496,000
       Issuance of stock options and warrants for services                         4,324,396              --
       Amortization of debt discount as non-cash interest expense                  1,171,209              --
       Deferred rent expense                                                          (6,459)             --
       Other                                                                              --            (193)
    Changes in current assets and liabilities:
       Accounts receivable                                                           (73,896)       (753,983)
       Inventory                                                                    (132,722)         (3,884)
       Prepaid expenses and other current assets                                    (101,139)        (39,724)
       Other assets                                                                 (138,118)        (56,916)
       Accounts payable and accrued liabilities                                    2,081,709       1,500,439

       Billings in excess of costs and estimated earnings on
         uncompleted contracts                                                       (90,018)         90,018
       Corporate income taxes payable                                                 50,000          34,934
       Security deposit payable                                                        5,420              --
                                                                                ------------     -----------
 NET CASH USED IN OPERATING ACTIVITIES                                            (7,146,713)       (150,338)
                                                                                ------------     -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash acquired in acquisition                                                       5,622              --
    Purchases of property and equipment                                             (295,751)       (207,002)
    Advances to discontinued subsidiaries                                                 --        (288,796)
                                                                                ------------     -----------
NET CASH USED IN INVESTING ACTIVITIES                                               (290,129)       (495,798)
                                                                                ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from the issuance of common stock                                 3,370,568       1,454,608
    Proceeds from the exercise of stock warrants                                     333,334              --
    Repayments of shareholders' advances                                            (115,000)             --
    Proceeds from convertible notes                                                2,681,005              --
    Repayment of a convertible debenture                                          (1,358,569)       (321,431)
    Repayment of a note payable - non-related party                                 (189,983)             --
    Proceeds from notes and loans payable - non-related parties                    1,407,000              --
    Proceeds from notes and loans payable - related parties                        1,208,833        (373,505)
    Repayment of capital lease obligations                                            (3,329)         (2,773)
                                                                                ------------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          7,333,859         756,899
                                                                                ------------     -----------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                                          (89)         (1,975)
                                                                                ------------     -----------

NET CHANGE IN CASH                                                                  (103,072)        108,788

CASH, BEGINNING OF YEAR                                                              112,880           4,092
                                                                                ------------     -----------

CASH, END OF YEAR                                                               $      9,808     $   112,880
                                                                                ============     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
                      (FORMERLY SECURITY BIOMETRICS, INC.)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                    Years Ended June 30,
                                                                                ---------------------------
                                                                                     2005         2004
                                                                                ------------    -----------
SUPPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE YEAR FOR:
     Interest                                                                   $    188,451    $   795,258
                                                                                ------------    -----------
     Income taxes                                                               $         --    $        --
                                                                                ------------    -----------
NON-CASH INVESTING AND FINANCING ACTIVITIES
   Issuance of common stock for:
    Services                                                                    $  2,287,899    $   194,000
                                                                                ------------    -----------
    Settlement of account payables and accrued liabilities                      $    692,529    $        --
                                                                                ------------    -----------
    Software                                                                    $         --    $   375,000
                                                                                ------------    -----------
    Settlement of convertible debenture                                         $         --    $   100,000
                                                                                ------------    -----------
    Settlement of note payable - related party                                  $         --    $   970,968
                                                                                ------------    -----------
    Conversion of convertible notes                                             $    433,125    $        --
                                                                                ------------    -----------
    Cost in excess of fair value acquired in the business combination of:
       SiVault Analytics, Inc.                                                  $  7,863,060    $        --
                                                                                ------------    -----------
       Viaquo Access Control Business                                           $  5,097,058    $        --
                                                                                ------------    -----------
 Issuance of common stock and warrants as consideration for loans               $  1,785,256    $        --
                                                                                ------------    -----------
 Issuance of stock options and warrants for services                            $  4,324,396    $        --
                                                                                ------------    -----------
 Issuance of stock warrants to extend convertible debentures                    $         --    $ 2,016,000
                                                                                ------------    -----------
 Issuance of stock warrants to extend note payable - related party              $         --    $   480,000
                                                                                ------------    -----------
 Issuance of stock warrants to settle notes payable - related party             $         --    $   640,000
                                                                                ------------    -----------
 Borrowings under note payable - related party to payoff a note
    payable - non-related party                                                 $    150,000    $        --
                                                                                ------------    -----------
 Borrowings under notes payables - related parties to pay accounts
    payable and accrued liabilities - related parties                           $     41,667    $   325,000
                                                                                ------------    -----------
 Borrowing under note payable - non-related party to pay accounts
    payable and accrued liabilities - non-related party                         $     49,653    $        --
                                                                                ------------    -----------
 Borrowings from a related party to pay a court order deposit for litigation    $    100,000    $        --
                                                                                ------------    -----------

The accompanying notes are an integral part of these consolidated financial statements.

                     SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
                      (FORMERLY SECURITY BIOMETRICS, INC.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004
                             ----------------------



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF BUSINESS

Security Biometrics, Inc. pursuant to the acquisition of SiVault Analytics Inc, ("Sivault Analytics") in July 28, 2004 changed its name to SiVault Systems, Inc. ("SiVault").

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

The Company had three subsidiaries (collectively known as "eMedRx") to develop and market its electronic medical prescriptions around the world. The three eMedRx companies were incorporated in Nevada, Canada, and Delaware and are referred to as "eMedRx Nevada", "eMedRx Canada", and as "eMedRx Delaware", respectively. On October 20, 2004, the Company entered into three share exchange agreements with the stockholders of eMedRx Delaware, eMedRx Canada, and a shareholder of eMedRx Delaware (the "eMedRx Agreements"). The eMedRx Agreements provided for the exchange of common stock shares of eMedRx Nevada, eMedRx Canada, and eMedRx Delaware, not owned by the Company as of October 20, 2004, for 568,070 restricted shares of the Company's common stock valued at $3.45 per share. The operations of all three eMedRx entities were recorded as part of the SiVault System's segment of the Company effective as of the beginning of the fiscal year 2005.

GOING CONCERN

The consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has experienced significant operating losses since inception. In addition, as of June 30, 2005, the Company has a working capital deficit amounting to approximately $9.1 million. Management has adopted a reorganization plan which the Company believes will address its current financial condition (see Note 2).

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

VARIABLE  INTEREST  ENTITY

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" which was replaced in December 2003 by the issuance of FIN 46R ("FIN 46R"). FIN 46R explains how to identify variable interest entities ("VIEs") and how a company should assess its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46R requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. eMedRx Delaware was considered to be a primary beneficiary of the Company. Accordingly, the Company accounted for eMedRx Delaware as a variable interest entity to be consolidated prior to October 20, 2004. On October 20, 2004, the Company acquired eMedRx Delaware and has been accounted for as a wholly-owned consolidated subsidiary.

CONCENTRATIONS OF CREDIT RISK

The Company maintains cash balances in banks, which, at times, may exceed the limits of the amount insured by the Federal Deposit Insurance Corporation limit. The Company has not experienced any losses to date as a result of this policy, and management believes there is little risk of loss.

The Company derives substantially all of its revenues for the years ended June 30, 2005 and 2004 from one customer.

ACCOUNTING  ESTIMATES

Management uses estimates and assumptions in preparing consolidated financial statements in accordance with generally accepted accounting principles in the United States. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used. Significant estimates made by management include revenue recognition, the fair values of property and equipment, and options and warrants issued, allowances on receivables, the valuation allowance on deferred tax assets and valuation of intangibles assets acquired.

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

Lightec recognizes certain of its revenues from fixed-price and modified fixed-price contracts on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

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

Revenue is recognized when realization is probable and the amount can be reliably estimated. When realization is probable, but the amount cannot be reliably estimated, revenue is recognized to the extent of costs incurred.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------

Selling, general and administrative expenses primarily include payroll and related benefits, consulting fees, professional fees, board of directors fees, bad debt expenses, impairment of property and equipment, rent, and depreciation and amortization expenses. See Note 18 for the components of selling, general and administrative expenses for the years ended June 30, 2005 and 2004.


ACCOUNTS RECEIVABLE
--------------------

Management performs ongoing credit evaluations of its customers. Management determined that an allowance was necessary as of June 30, 2005, as compared to no allowance needed as of June 30, 2004. Accounts receivable primarily represent amounts due from billings under a contract entered into by Lightec.

Accounts are written off when significantly past due and management deems them to be uncollectible after exhaustive collection efforts.

INVENTORY
---------

The Company's inventory is stated at the lower of cost using the first-in, first-out (FIFO) method or market. As of June 30, 2005 the Company's inventory consists primarily of electronic point-of-sale terminals which were returned to the vendor subsequent to the year end.

SOFTWARE DEVELOPMENT COSTS
---------------------------

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Software development cost are capitalized after technological feasibility has been established, which is the earlier point in time at which the Company has developed a working prototype or has a detailed program design for the software.

PROPERTY AND EQUIPMENT
----------------------

Property and equipment are recorded at cost. Major renewals and improvements are capitalized and replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are charged to expenses when incurred. When items of property and equipment are retired and otherwise disposed of, the original cost and related accumulated depreciation to date are removed from the accounts and any gains or losses upon retirement or sale are recognized. The Company depreciates its property and equipment for financial reporting purposes using the straight-line method based upon the following useful lives of the assets:

     Furniture and fixtures           7-10 Years
     Machinery and equipment          5 Years
     Computer equipment               5 Years
     Software                         3 Years

All depreciation and amortizations costs are reflected in selling, general and administrative expenses in the accompanying consolidated statement of operations.

PATENTS AND TRADEMARKS

Costs incurred for the application of patents and trademarks are capitalized and amortized on the straight-line method, based on their estimated useful lives, commencing upon approval of a patent or trademark. The costs incurred prior to approval and costs for unsuccessful applications are charged to expense. As of the date of this report, no patents have yet been approved.

INCOME  TAXES

The Company accounts for income taxes using the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting deferred tax assets or liabilities are adjusted to reflect changes in tax laws as they occur. A valuation allowance is recorded when it is more likely than not the benefits from deferred tax assets will not be realized.

LOSS PER COMMON SHARE
---------------------

Net loss per common share is calculated by dividing net loss by the weighted average number of shares outstanding during each period presented. Common stock equivalents, consisting of options, warrants and convertible notes and debentures, have not been included, as their effect would be antidilutive for the two years ended June 30, 2005 and 2004.

IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------

The Company follows the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, but amends the prior accounting and reporting standards for segments of a business to be disposed of. The Company periodically evaluates its long-lived assets based on, among other factors, appraisal values, and the estimated undiscounted future cash flows expected to be generated from such assets in order to determine if an impairment exists. For the years ended June 30, 2005 and 2004, the Company recorded an impairment charge of $312,576 and $ 0 respectively, of property and equipment and $448,858 and $0, respectively, for software costs. All of the aforementioned amounts are reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations for the year ended June 30, 2005 and a new basis, if any, for the impaired assets was established.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In determining the fair value of its financial instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing as of each balance sheet date. For the majority of financial instruments, including receivables, notes and loans payable, and stock options and warrants, standard market conventions and techniques, such as discounted cash flow analysis option, pricing models, replacement cost and termination cost, are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

GOODWILL AND OTHER INTANGIBLE ASSETS
------------------------------------

The Company has adopted the provisions of SFAS No 142, "Goodwill and Other Intangible Assets". This statement provides that goodwill and other intangible assets with indefinite lives should no longer be amortized, but should be reviewed at least annually for impairment. Management performed a review of its existing cost in excess of fair value of assts acquired in business combination and determined that it was impaired as of June 30, 2005. For the years ended June 30, 2005 and 2004, the Company recorded an impairment of cost in excess of fair value from a business combination of $5,706,060 and $0, respectively.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123, " Accounting for Stock- Based Compensation", as amended by SFAS No. 148, " Accounting for Stock- Based Compensation - Transition and Disclosure- an Amendment of SFAS No. 123". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. Warrants and options issued to consultants and others are expensed in accordance with SFAS No. 123, as amended by SFAS No. 148. For employee stock options, the company has not adopted SFAS No. 123 (revised), " Share-Based Payment" which requires that the fair market value of share -based compensation, such as stock options, be charged to expense over the period earned. The Company will adopt SFAS No. 123 (revised) for the fiscal year beginning July 2005.

COMPREHENSIVE  INCOME (LOSS)
----------------------------

The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes rules for the reporting of comprehensive income and its components. Comprehensive income (loss) is comprised of foreign currency translation adjustments for the years ended, June 30, 2005, and 2004, the Company had foreign currency translation adjustments of $(89) and $(1,995), respectively. The comprehensive income (loss) for the years ended June 30, 2005 and 2004 was included in selling, general and administrative expenses due to its immateriality.


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

SEGMENT INFORMATION
-------------------

SFAS No 131, " Disclosure about Segments of an Enterprise and Related Information", establishes annual and interim reporting standards for an enterprise's operating segments, and related disclosures about its products, services, geographic areas and major customers. As defined in SFAS No 131, the Company had two operating segments for the year ended June 30, 2005, and three operating segments for the year ended June 30, 2004.

RECLASSIFICATION:
-----------------

Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current year's presentations.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In December 2004, the FASB issued Statement of Financial Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123 (R)"), which is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cashflows. Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure of the fair value of share-based payments is no longer an alternative to financial statement recognition.

The Company expects the adoption of SFAS No. 123(R) to have a material effect on its financial statements, in the form of additional compensation expense, on a quarterly and annual basis. It is not possible to precisely determine the expense impact of adoption since a portion of the ultimate expense that is recorded will likely relate to awards that have not yet been granted. The expense associated with these future awards can only be determined based on factors such as the price for the Company's common stock, volatility of the Company's stock price and risk free interest rates as measured at the grant date. However, the pro forma disclosures related to SFAS No. 123 included in the Company's historic financial statements are relevant data points for gauging the potential level of expense that might be recorded in future periods.

Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (SFAS 151) was issued in November 2004 and becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect that SFAS 151 will have any effect on future financial statements.

Statement of Financial Accounting Standards No. 152, Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67 (SFAS
152) was issued in December 2004 and becomes effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not expect that SFAS 152 will have any effect on future financial statements.

Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (SFAS 153) was issued in December 2004 and becomes effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect that SFAS 153 will have any effect on future financial statements.

Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154) was issued in May 2005 and becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that SFAS 154 will have any significant effect on future financial statements.

Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140, was issued in February 2006 and is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Certain parts of this Statement may be applied prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company does not expect that SFAS 155 will have any significant effect on future financial statements.

Statement of Financial Accounting Standards No. 156, Accounting for Financial Assets--an amendment of FASB Statement No. 140, was issued in March 2006 and is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Certain parts of this Statement may be applied prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period for that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this Statement. This Statement amends FASB Statement No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Company does not expect that SFAS 156 will have any significant effect on future financial statements.

In March 2005, FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations--an interpretation of FASB Statement No. 143 (FIN 47). FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. The Company does not expect that FIN 47 will have any significant effect on future financial statements.

In December 2004, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions (SOP 04-2). SOP 04-2 is effective for financial statements issued for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not expect that SOP 04-2 will have any effect on future financial statements.

In September 2005, AcSEC issued Statement of Position 05-1: Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (SOP 05-1). SOP 05-1 is effective for fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company does not expect that SOP 05-1 will have any effect on future financial statements.

FASB Staff Position (FSP) FAS 13-1--Accounting for Rental Costs Incurred during a Construction Period, was issued on October 6, 2005 and becomes effective for the for new transactions or arrangements entered into after the beginning of the first fiscal quarter following the date that the final FSP is posted by the FASB. The Company does not expect that FSP 13-1 will have any significant effect on future financial statements.

On June 29, 2005, the FASB ratified the consensus reached for Emerging Issues Task Force (EITF) Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (Such As Terms Specified in Altersteilzeit Early Retirement Arrangements). The consensus in this Issue should be applied to fiscal years beginning after December 15, 2005, and reported as a change in accounting estimate effected by a change in accounting principle as described in paragraph 19 of FASB Statement 154. The Company does not expect that EITF 05-5 will have any significant effect on future financial statements.

On September 28, 2005, the FASB ratified the consensus reached for EITF Issue No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature. The provisions of this Issue should be applied beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company expects that the application of EITF 05-8 could have an effect on the income tax expense reported in future financial statements. It is not possible to determine the impact, if any, from this application on future financial statements. The Company had convertible debt as of June 30, 2005.


NOTE 2 - MANAGEMENT'S LIQUIDITY PLANS

As shown on the accompanying financial statements, the Company has shown cumulative from inception recurring losses from operations, negative cash flows from operations, and as of June 30, 2005 had a working capital deficit of approximately $9.1 million. These factors raise significant doubt as to the Company's ability to continue as a going concern.

Management's plan includes the following:

   1. Significantly reducing and/or minimizing the Company's monthly overhead costs while the Company addresses items below concurrent with securing of a third party long-term revenue generating contract(s) or licensing agreement(s).
   2. Raising equity through private placements. The Company has raised approximately $2.2 million in private placement of the Company's common shares from July l, 2005 through to the date of this report;
   3. Concluding debt settlement agreements with related and/or non-related parties (See Subsequent Event Note No. 23)
   4. Additional private placements of debt or equity subsequent to the date of this report.

However, continuation of the business thereafter is dependent on the Company's ability to achieve profitable operations and sufficient cash flow to meet its current obligations. Management believes that with settlement of certain debt(s) and with the expected increase in revenues commencing in the first quarter of fiscal 2007,(the Company entered into a licensing agreement with Hypercon Corporation in February 2006) the Company will be able to continue its business for the next twelve months.


NOTE 3 - PER SHARE INFORMATION.

In accordance with SFAS No. 128 "Earnings Per Share", basic earnings per common share ("Basic EPS") is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding. Diluted earnings per common share ("Diluted EPS") is computed by dividing the net income (loss) by the sum of the weighted-average number of common shares and dilutive common stock equivalents and convertible securities then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company's Consolidated Statements of Operations. Consolidated common stock equivalents totaling 13,971,108 and 3,170,268 were excluded from the computation of Diluted EPS for the years ended June 30, 2005 and 2004 as their effect on the computation of Diluted EPS would have been anti-dilutive.

The following table sets forth of basic and diluted per share information:

                                                            2005                  2004
Numerator
---------
Net loss from continuing operations                       $ (23,900,354)          $(3,582,853)
Net income from discontinued operations                         --                    176,193
                                                         --------------          ------------
Net loss                                                  $ (23,900,354)         $ (3,406,660)
                                                         --------------          ------------

Denominator
-----------
Weighted average common shares outstanding
                                                             16,566,258             6,971,497
                                                         --------------          ------------

Basic and Diluted Per Share Information
---------------------------------------
Net loss from continuing operations                       $       (1.44)         $      (0.51)
Net income from discontinued operations                   $        0.00          $        .02
                                                         --------------          ------------
Net loss                                                  $       (1.44)         $      (0.49)
                                                         --------------          ------------

NOTE 4  --  BUSINESS ACQUISITIONS

SiVault Analytics, Inc.

In July 2004, the Company acquired all of the outstanding common shares of SiVault Analytics, Inc. in exchange for four million shares of the Company's restricted common shares, valued at the market price on the date of issuance of $1.80 per share. The Company later issued 140,000 common shares, valued at the market price on the date of issuance of $1.60 per share, as compensation for finder's fees in conjunction with the acquisition. The acquisition was accounted for as a business purchase and initially recorded at the estimated fair value of the assets acquired and the liabilities assumed, as follows:

Cash                                                        $  5,622
Property and equipment                                        51,815
Other assets                                                     450
Excess cost over net tangible assets acquired              7,863,060
                                                       ---------------
     Total assets                                          7,920,947
                                                       ---------------
Accrued expenses                                            (381,947)
Advance from shareholder                                    (115,000)
                                                       ---------------
     Total liabilities                                      (496,947)
                                                       ---------------
Net assets acquired                                       $7,424,000
                                                       ===============



The initial allocation of the purchase price was not based on an evaluation of the amount assigned to excess cost over net tangible assets acquired. Subsequent to the purchase of SiVault Analytics, Inc., the Company reviewed the initially recorded excess cost over net tangible assets acquired amount and determined that $2,157,000 should be assigned as the fair value of a technology product intangible and that the remaining $5,706,060 related to other elements, such as the associated management team, for which specific fair values could not be quantified. As of June 30, 2005 the factors supporting the realization of any future benefits from those other elements were no longer present. Consequently, the Company has charged the entire $5,706,060 to expense as an impairment of cost in excess of fair values of net assets acquired. The $2,157,000 assigned as the fair value of a technology product intangible will be amortized over its useful life once it is placed in service. The Company has not yet determined the useful life of this intangible asset. Because the marketability and functioning of this technology has not yet been proven, there remains substantial doubt about whether this technology will ultimately provide any value.

Viaquo

In November 2004, the Company purchased substantially all of the assets of Viaquo Corporation ("Viaquo") related to Viaquo's ViaSeal Access Control Business in exchange for 3,050,000 shares of the Company's restricted common shares, of which (1) 750,000 shares were delivered to Viaquo at closing (valued at the market price on the date of issuance of $2.35 per share) and (2) 2,050,000 shares were placed in escrow to be held until the earlier to occur of
(i) the issuance of a U.S. Patent for certain U.S. Patent Applications acquired by SiVault, or (ii) the abandonment by SiVault of the U.S. Patent and Trademark Office following final rejection thereof by the U.S. Patent and Trademark Office, and (3) the remaining 250,000 shares were placed in escrow to be held until the earlier to occur of (i) the issuance by the European Patent Office ("EPO") of a decision to grant a European Patent with respect to an European Patent Application acquired by SiVault, or (ii) the abandonment by SiVault of the European Patent Application following a final refusal by EPO to grant the European Patent.

As of March 31, 2005, an amendment to the purchase agreement was made due to new information about the ultimate issuance of the European Patents. Under the amendment, SiVault agreed to release the 2,300,000 shares (valued at the market price on the date of issuance of $1.52 per share) held in escrow.

The acquisition was accounted for as a business purchase and initially recorded at the estimated fair value of the assets acquired and the liabilities assumed, as follows:

Property and equipment                                      $ 36,269
Excess cost over net tangible assets acquired              5,097,058
                                                       ---------------
     Total assets                                          5,133,237
                                                       ---------------
Vacation pay liability                                       (52,553)
                                                       ---------------
     Net                                                   5,080,774
                                                       ---------------
License fee due to Viaquo at purchase date                   250,000
                                                       ---------------
Advance to Viaquo from the Company                           (37,046)
                                                       ---------------
     Net assets acquired                                  $5,293,728
                                                       ===============


The initial allocation of the purchase price was not based on an evaluation of the amount assigned to excess cost over net tangible assets acquired. Subsequent to the purchase of the ViaSeal Access Control Business, the Company reviewed the initially recorded excess cost over net tangible assets acquired amount and determined that all of it should be assigned as the fair value of the technology acquired. The amount assigned as the fair value of the technology will be amortized over its useful life, which has not yet been determined. Because uncertainties remain about the marketability and functioning of this technology, there is substantial doubt about whether this technology will ultimately provide any value.

NOTE 4 - ACQUISITION  OF  VIAQUO AND SIVAULT ANALYTICS - (cont'd)

The following table shows the unaudited pro forma results of the Company, giving effect to the acquisition of SiVault Analytics, Inc. and the purchase of the ViaSeal Access Control business, assuming they were consummated at the beginning of the years.



                                                      2005              2004
                                                ----------------   -------------

Revenues                                        $      1,612,013   $   7,172,437
                                                ----------------   -------------

Loss from continuing operations                     (25,080,662)     (4,140,431)
                                                ----------------   -------------

Income from discontinued operations                           --         176,193
                                                ----------------   -------------
Net loss                                        $   (25,080,662)   $ (3,964,238)
                                                ================   =============

Basic and Diluted Loss Per Common Share:
       Loss from continuing operations          $         (1.35)   $      (0.29)
                                                ----------------   -------------

       Income from discontinued operations      $           0.00   $        0.01
                                                ----------------   -------------
       Net loss                                 $         (1.35)   $      (0.28)
                                                ================   =============

NOTE 5 - VALUATION ACCOUNT

The Company's accounts receivables are shown on the Company's consolidated balance sheets net of allowance for doubtful accounts. Changes in the valuation account as of June 30, are as follows:

                                                          2005          2004
                                                          ----          ----
Balance, beginning of the year                          $     --      $    --
Bad debt expense                                         718,471           --
Write-offs                                               (54,505)          --
                                                        --------      -------
Balance, end of year                                    $663,966      $    --
                                                        ========      =======


NOTE 6  -  PROPERTY AND EQUIPMENT


Property and equipment as of June 30, consists of the following:

                                                      2005              2004

       Furniture and fixtures                   $         50,000  $      64,198
       Computer equipment                                 20,000         24,601
       Computer software                                      --        573,477
                                                ----------------  --------------
                                                          70,000        662,276

       Less: accumulated depreciation                         --        (25,282)
                                                ----------------  --------------
                                                $         70,000  $     636,994
                                                ================  ==============


Depreciation charged to operations for the years ended June 30, 2005 and 2004 amounted to $189,395 and $10,026, respectively.

The Company determined that as of June 30, 2005 that certain of its property and equipment have been impaired due to certain software deemed worthless, and write-down of property and equipment held in the Company's offices in San Jose, New York and Connecticut. Accordingly, the Company has reduced its property and equipment asset values to reflect their current estimated fair market values as of June 30, 2005. The Company incurred impairment losses for the years ended June 30, 2005 and 2004 in the amounts of $761,434 and $0, respectively.

NOTE  7 -  Estimated  Earnings On  Uncompleted Contracts

                                                       2005             2004
                                                   ------------    -------------

         Costs incurred on uncompleted contracts   $        --     $   3,637,670
         Estimated earnings to date                         --         3,471,459
                                                   ------------    -------------
                                                            --
                                                                       7,109,129
         Less:  Billings to date                            --         7,199,147
                                                   ------------    -------------

         Billings in excess of costs and
           estimated earnings on uncompleted
           contracts                               $        --     $      90,018
                                                   ============    =============



NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES- NON-RELATED PARTIES

Accounts payable and accrued liabilities non-related parties consist of the following:

                                 2005          2004
                                 ----          ----

Accounts payable              $2,186,411   $1,792,065
Accrued payroll and fringe
  benefits                       679,711           --
Accrued professional fees        828,216      633,259
Accrued interest                 157,350       52,258
Other accrued expenses            34,911       81,301
                              ----------   ----------
                              $3,886,599   $2,558,883
                              ==========   ==========

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES - RELATED PARTIES

Accounts payable and accrued liabilities - related parties represents amounts due to officers, directors, and private companies with common directors to the company.

Accounts payable and accrued liabilities - related parties consists of the following

                                 2005          2004
                                 ----          ----

Accounts payable              $  576,252   $  789,410
Accrued payroll and fringe
  benefits                       168,905           --
Accrued interest                  61,127           --
Other accrued expenses             5,886           --
                              ----------   ----------
                              $  812,170   $  789,410
                              ==========   ==========

On July 28, 2004, the Company issued 375,335 shares of the Company's common stock to two officers of the Company and two other related parties in exchange for reduction of their payable balances by $600,658 (the total balance due to the four individuals was $715,006 as of June 30, 2004).

NOTE 10  -  NOTES AND LOANS PAYABLE - NON-RELATED PARTIES


                                                                               2005           2004
                                                                            ---------      ---------

On June 13, 2002, the Company issued a note payable to
MaryAnne Richard in the amount of $1,000,000 as part of the
consideration for the purchase of Lightec. On June 2004, the
Company entered into a settlement agreement with MaryAnne and
Michael Richard (together "the Richards") whereby the
Richard's agreed to settle all obligations and disputes with the Company. The Company agreed to a payment to the Richards of $1,189,983 (principal and accrued interest) and the May 7,
2004 issuance of a warrant for 400,000 shares of the Company common stock at $2.50 per share .The Richards agreed to (i) a
June 7, 2004 transfer of 850,000 shares (valued at $850,000)
of the Company's common stock to a third-party designee of the
Company and (ii) settlement of the promissory note. On July 2,
2004, the parties finalized the settlement and executed a
mutual waiver and release of all claims against each other. On
July 2, 2004, the remaining balance of $339,983 was paid to
the Richards.                                                              $   --              $  339,983




As of June 30, 2005, the Company had eight short-term
promissory notes from non-related parties in the amount
of $967,736 (net of debt discount of $165,274). These
notes bear interest ranging at annual rate between
10% - 12%, payable at the end of their terms. The
principal amount of these notes is reflected on the
balance sheet, net of the fair market value of the
warrants and the stock issued, which are accounted for
as debt discount. As of June 30, 2005, the Company was
in default of three notes totaling $400,000. The Company
subsequently defaulted on the remaining five notes (the
latest maturity date was September 10, 2005). In
December 2005 and in 2006, the Company settled and/or
restructured all of these promissory notes. See Note 23
- Subsequent Events.                                                    1,141,653                      --

As of June 30, 2005, the Company had three loans to
non-related parties totaling $393,918. These loans had no
terms and bore no annual interest rate. In December 2005,
two of these loans for $315,000 were settled. See Note
23 - Subsequent Events.
                                                                          393,998                      --
                                                                       ----------                --------
                                                                        1,535,651                 339,983

Less: Debt Discount                                                       165,274                      --
                                                                       ----------                --------
                                                                       $1,370,377                $339,983
                                                                       ==========                ========


NOTE 11 - NOTES AND LOANS PAYABLE - RELATED PARTIES

                                                                          2005                    2004
                                                                       ----------              ----------
As of June 30, 2005, the Company had six short-term
promissory notes from related parties in the amount of
$1,371,023 (net of debt discount of $8,644). These
notes, except for one, bear interest ranging at
annual rates between 9% - 12%, payable at the end of
their terms. One promissory note bore interest at the
LIBOR rate. The principal amount of these notes is
reflected on the balance sheet, net of the fair market
value of the warrants and the stock issued, which are
accounted for as debt discount. As of June 30, 2005, the
Company was in default of four notes totaling
$1,188,000. The Company subsequently defaulted on the
remaining two notes (the latest maturity date was July
31, 2005). In December 2005 and in 2006, the Company
settled and/or restructured two of these promissory
notes totaling $450,000 (an additional $200,000 had been
paid in July and August 2005). See Note 23 - Subsequent
Events.                                                                $1,379,667                $     --


As of June 30, 2005, the Company had two loans to non-related parties totaling $120,833. These loans had no terms
and bore no annual interest rate. In December 2005, one
of these loans for $100,000 was settled. See Note 23 -
Subsequent Events.                                                        120,833                      --
                                                                       ----------                --------
                                                                        1,500,500                      --
Less: Debt Discount                                                         8,644                      --
                                                                       ----------                --------
                                                                       $1,491,856                $     --
                                                                       ==========                ========

NOTE 12  - CONVERTIBLE NOTES

On June 30, 2002, the Company issued a convertible debenture to Edinburgh Investments LLC ("Edinburgh") in the amount of $1,680.000. On January 19, 2005, the principal and accrued interest balance were paid off using the proceeds of the second closing of the convertible notes to Longview ("Longview").

On November 23, 2004 (the "First Closing") the
Company issued $1,500.00 of convertible notes to three investment funds. The convertible notes bear interest at the prime rate of interest plus 3% per annum, and the Company was required to pay down 1/30 of the original principal amount each month commencing on June 1, 2005. The convertible notes were convertible into common stock of the Company at $2,25 per share conversion price. The interest payable on the notes was convertible into common stock. Interest accrued each month and payment commenced on June 1, 2005.
The Company also issued 200.000 warrant shares which may be exercised within five years at $3.00 per share.


                                                                  2005             2004
                                                               ----------      ----------

On January 19, 2005, after the Company's SB-2
registration statement became effective, the
second closing occurred in which the Company
issued an additional $1,500,000 of three year
convertible notes to Longview with the same
terms and conditions as in the First Closing,
including issuance of another 200,000 warrant
shares. The proceeds to the Company from the
second closing were primarily used to pay off the
Edinburgh convertible debenture. The notes were
secured by a first priority lien on all of the
assets of the Company and are reflected on the
balance sheet, net of the fair market values of the
warrants and the beneficial conversion feature,
which are accounted for as debt discount.                       2,588,237              --
                                                              -----------     -----------
                                                                2,588,237       1,358,569

Less: Debt Discount                                               548,728              --
                                                              -----------     -----------
                                                              $ 2,039,509     $ 1,358,569
                                                              ===========     ===========

Future payment of the convertible notes as of June 30, 2005 are as follows:

                                     Year ending
                                       June 30
                                     -----------

                                         2006                  $  788,237
                                         2007                   1,200,000
                                         2008                     600,000
                                                               ----------
                                                                2,588,237
                                    Less: Debt discount           548,728
                                                               ----------
                                                               $2,039,509
                                                               ==========

As of June 30, 2005, the Company was in material default in regards to Longview convertible notes.

On November 21, 2005, the Company entered into a settlement and restructuring agreement with Longview. See Note 23 - Subsequent Events.

NOTE  13 -  401(K)  PLAN
------------------------

On February 1, 2002, Lightec (prior to the Company's acquisition of Lightec) adopted a 401(K) retirement savings plan for its employees. Contributions are determined by the Board of Directors, and the Company did not make any contributions to the plan for the years ended June 30, 2005 and 2004.

Note 14 - INCOME TAXES

As of June 30, 2005 and 2004, the total net deferred tax assets were approximately $11,590,000 and $4,340,000, respectively, resulting primarily from the potential future tax benefits of net operating loss carry-forwards. In accordance with SFAS No. 109, the Company has provided a full valuation allowance against its net deferred tax assets as of June 30, 2005 and 2004, due to the uncertainty as to their future realization. Due to the operating losses, the valuation allowance against net deferred tax assets increased by approximately $9,380,000 and $3,100,000 during the years ended June 30, 2005 and 2004, respectively.

The tax effect of temporary differences that give rise to the deferred tax assets as of June 30, 2005 and 2004 are presented below:

                                                      2005              2004
                                                 -------------      ------------
  Deferred tax assets:
  Allowance for doubtful accounts                $    260,000       $      --
  Accrued expenses and accrued liabilities            330,000              --
  Impairment of cost in excess
    of fair value from
    a business combination                          2,130,000              --
  Impairment of long-lived assets                     300,000              --
  Stock-based compensation                          2,900,000         1,250,000
  Net operating loss carry-forwards                 7,800,000         3,090,000
                                                 -------------      ------------
  Total deferred tax assets                        13,720,000         4,340,000
  less:  valuation allowance                      (13,720,000)       (4,340,000)
                                                 -------------      ------------
  Net deferred tax assets                        $        --        $     --
                                                 =============      ============

As of June 30, 2005, the Company had net operating loss carry forwards for regular tax and alternative minimum taxable income purposes available to reduce future taxable income and may be limited in accordance with Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred or could occur in the future. These carry-forwards expire as follows (in thousands):


  Year     Net Operating Loss      AMT Operating Loss
  ----     ------------------      ------------------
  2020        $            51         $            51
  2021                    869                     869
  2022                    993                     993
  2023                  1,191                   1,194
  2024                  4,615                   4,618
  2025                 12,100                  12,100
           ------------------      ------------------
              $        19,819         $        19,825
           ==================      ==================

The Company's effective tax rate differs from the statutory Federal income tax rate of 34%, primarily due to the effect of state and local income taxes and the impact of recording a valuation allowance to offset the potential future tax benefit resulting from net operating loss carry-forwards for all years presented. The following is a reconciliation of the U.S. Federal statutory income tax rate to the Company's effective income tax rate for the years ended June 30, 2005 and 2004:

                                                    2005          2004
                                                    ----          ----
  Federal statutory rate                             34%           34%
  State and local income taxes, net of
  federal tax benefit of deductions                   6%            6%
  Net operating loss carry-forwards                 (40%)         (40%)
                                                ---------      --------
Effective tax rate                                    0%            0%
                                                =========      ========

The provision for income taxes for the years ended June 30, 2005 and 2004 was $0 and $34,934 (state income taxes), respectively. As of June 30, 2005, accrued interest of $50,000 was recorded for unpaid state corporate taxes of $129,920. The Company's June 30, 2005 consolidated tax return has not been filed as of the report date.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

LEASES

On January 23, 2004, the Company entered into a sublease for its office space in New York City and, on June 22, 2004, sub-subleased part of this office space. The sublease and sub-sublease were to expire on December 30, 2007. In September 2004, the Company sub-subleased a facility space in San Jose, California which was to expire on May 31, 2008. In May 2005, the Company expanded its occupancy of the San Jose location.

Subsequently, the Company defaulted on its New York and San Jose leases and applied its security deposits towards rent, in both locations. The Company continued its occupancies on a month-to-month basis and vacated its San Jose office in September 2005. On January 1, 2006, the Company entered into a sublease agreement with its former tenant at its New York location. The Company's landlord in the San Jose office went bankrupt in late 2005. As of the report date, the Company believes it has no remaining liabilities on its two prior leases; however, a contingency remains with respect to rent owed by its San Jose landlord to the ultimate landlord. Future minimum annual lease payments as of January 1, 2006 are as follows:

        Year Ending June 30,             Minimum Annual Rental Expense
        --------------------             -----------------------------
                2006                               $ 18,000
                2007                                 39,000
                2008                                 21,000
                                                  ---------
                                                   $ 78,000
                                                  =========

Lightec rented its Connecticut facility on a month-to-month basis.

Rent expense for the years ended June 30, 2005 and 2004 was $510,076 and $136,466, respectively.

NOTE 16 - STOCKHOLDERS' EQUITY (DEFICIENCY)

REVERSE STOCK SPLIT AND INCREASE IN COMMON STOCK

On April 30, 2004, the Company's stockholders approved a one-for-twenty reverse stock split which was effected on June 7, 2004. All references in the accompanying consolidated financial statements and notes thereto relating to common stock and additional paid-in capital and warrants per share and share data have been retroactively adjusted to reflect the one-for-twenty reverse stock split. Simultaneously, the Company's stockholders approved an increase in the authorized number of common shares to 50 million from 15 million which became effective on the date of the reverse stock split.

NOTE 17 - STOCK-BASED  WARRANTS AND STOCK OPTIONS

WARRANTS

As of June 30, 2005 the Company had the following warrants outstanding:

             WARRANTS          EXERCISE PRICE           EXPIRATION
           OUTSTANDING           PER SHARE                DATE
       -------------------  ------------------------  ------------------------
                37,875               $3.00            November 19, 2005
               184,525                3.60            December 22, 2005
             1,004,975                2.00            August 22, 2006
               187,500                4.00            September 13, 2006
             1,003,150                2.00            September 13, 2006 (A)
               600,998                3.00            October 18, 2006
                35,000                4.00            March 16, 2007
               250,000                2.67            October 1, 2008
                23,408               0.001            October 1, 2008
               100,000                2.00            January 21,2010
                30,000                2.00            February 23, 2010
                66,666                2.25            March 11,2010
               150,000                2.25            March 31, 2010
               328,653                2.25            April 29, 2010
             2,825,000                1.76            May 2,2010
               100,000                2.00            June 2, 2010
               321,000                2.25            June 10, 2010
                42,000                2.25            June 20, 2010
                57,600                2.25            March 30, 2015
                 8,333                2.25            April 30, 2015
         -------------
             7,356,683   SUBTOTAL
         -------------

         Other Warrants (in connection with loans, etc.)

               400,000               $2.50            May 7, 2006
                50,000                3.00            May 9, 2006
               400,000                2.50            May 25, 2006
                50,000                2.50            December 23, 2006
               672,000                3.00            September 30, 2008
               200,000                3.00            November 23, 2009
               200,000                3.00            January 19, 2010
               150,000                3.00            May 26, 2010
                50,000                3.00            June 17, 2010
         -------------
             2,172,000   SUBTOTAL
         -------------
             9,528,683   TOTAL WARRANTS
         =============

NOTE 17 - STOCK-BASED WARRANTS AND STOCK OPTIONS

(A) The Company repriced warrants expiring on June 14, 2005 with an exercise price of $7.00 per share. The exercise price of the repriced warrants dated September 13, 2004 are as follows: if exercised within 30 days - $2.00 per share, within one year - $4.00 per share, and within 2 years - $6.00 per share. The expired warrants were dated September 13, 2004 and 166,667 of them were exercised in September 2004 at $2.00 per share.

STOCK OPTIONS

On April 30, 2004, the Company's stockholders approved the SiVault Systems, Inc. 2004 Incentive Stock Plan (the "2004 Plan") which provides for the issuance of up to 2,250,000 shares. The 2004 Plan permits the grant of stock options, stock awards and restricted stock purchase awards. Stock options granted under the 2004 Plan may be options intended to qualify as incentive stock options ("ISOs") under Section 422 of the Internal Revenue Code or nonqualified stock options ("NSOs"), which are options that are not intended to qualify as ISOs. Stock options granted to a person who owns more than 10% of the Company's voting power shall have exercise prices of at least 110% of fair market value of the Company's stock on the date of the grant. Stock options granted to others will have exercise prices of not less than 100% of the fair market value of the Company's stock on the date of grant if they are ISOs, and not less than 85% of the fair market value of the Company's stock on the date of grant if they are NSOs. Stock options granted under the 2004 Plan will have terms of not more than 10 years. Stock options under the 2004 Plan become exercisable a year after an employee's hire date. As of June 30, 2005, no employee was yet eligible to exercise their stock options under the 2004 Plan.

A summary of all options issued is presented in the table below:

                                                                         2005                             2004
                                                                  ----------------------------------------------------------------
                                                                                   Weighted-                        Weighted-
                                                                                    Average                          Average
                                                                                   Exercise                         Exercise
                                                                       Shares        Price              Shares        Price
                                                                       ------        -----              ------        -----
Options outstanding, beginning of year                                     --           --                  --         --
                     Granted                                        2,922,500      $  1.80                  --         --
                     Exercised                                             --           --                  --         --
                     Canceled, forfeited or expired                        --           --                  --         --

                                                                  ----------------------------------------------------------------
Options outstanding, end of year                                    2,922,500      $  1.80                  --         --
                                                                  ================================================================

Options exercisable, end of year                                      565,000      $  1.98                  --         --
                                                                  ================================================================


As of June 30, 2005, the total stock options outstanding were held by:

                 2,147,500             employees
                   375,000             directors
                   375,000             outside consultants
                    25,000             outside professional
                 ---------
                 2,922,500
                 =========

Subsequent to year end, all of the Company's employees based in San Jose were terminated and, under the terms of the 2004 Plan, options issued to these employees terminated three months after the date of separation.

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2005:

                                        Options Outstanding                             Options Exercisable
                     ------------------------------------------------------     -------------------------------------
                                             Weighted-          Weighted-                              Weighted-
                                              Average            Average                                Average
     Range of                                Remaining          Exercise                               Exercise
  Exercise Prices    Outstanding         Contractual Life         Price            Exercisable           Price
  ---------------    -----------         ----------------         -----            -----------           -----
   0.001 - 0.84           40,000                4.71              0.001                 40,000           0.001

    0.85 - 1.49           25,000                4.95               0.85                 25,000           0.85

    1.50 - 1.75          100,000                4.18               1.50                100,000            1.5

    1.76 - 2.19        2,357,500               10.00               1.76                     --             --

    2.20 - 2.24           75,000                1.29               2.20                 75,000            2.2

    2.25 - 2.66          200,000                1.71               2.25                200,000           2.25

    2.67 - 3.00          125,000                1.31               2.67                125,000           2.67

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes binomial pricing model with the following assumptions:

                                                2005         2004
                                                ----         ----
Expected life (years)                     2-10 years          n/a
Risk Free Interest rate                        3%-4%          n/a
Volatility                                  98%-164%          n/a
Dividend Yield                                    0%          n/a

The table below show the pro forma results of operations and loss per share as if the Company had adopted Statement of Financial Accounting Standards (SFAS) No. 123 and the Black-Scholes valuation model. In December 2005, the Financial Accounting Standards Board issued SFAS No. 123 (Revised), "Share-Based payment", requiring companies to expense employee stock options, reflect the fair value of share-based compensation, as an expense. The Company will adopt the revised rules for the fiscal year beginning on July 1, 2005.

                                                 2005            2004
                                             ------------    ------------
Net loss, from continuing operations,
  as reported                                $(23,900,354)   $ (3,582,853)
     Compensation cost under fair
     value based accounting                       184,309              --
                                             ------------    ------------
Net loss, from continuing operations,
  pro forma                                  $(24,084,663)   $ (3,582,853)
                                             ------------    ------------

Net income from discontinued operations,
  as reported                                $         --    $    176,193
     Compensation cost under fair
     value based accounting                            --              --
                                             ------------    ------------
Net income from discontinued operations,
  pro forma                                  $         --    $    176,193
                                             ------------    ------------

Net loss, as reported                        $(23,900,354)   $ (3,406,660)
     Compensation cost under fair
     value based accounting                       184,309               0
                                             ------------    ------------
Net loss, as reported                        $(24,084,663)   $ (3,406,660)

Basic and diluted (loss) per common share:
     Continuing operations, as reported      $      (1.44)   $      (0.51)
                                             ------------    ------------
     Continuing operations, pro forma        $      (1.45)   $      (0.51)
                                             ------------    ------------
     Discontinued operations, as reported    $         --    $       0.02
                                             ------------    ------------
     Discontinued operations, pro forma      $         --    $       0.02
                                             ------------    ------------

     Net loss, as reported                   $      (1.44)   $      (0.49)
                                             ------------    ------------
     Net loss, pro forma                     $      (1.45)   $      (0.49)
                                             ------------    ------------

Note 18 - Selling, General and Administrative Expenses

The following table sets forth a summary of the selling, general, and administrative expenses for the years ended June 30 (in thousands):

                                                               2005        2004
                                                               ----        ----
Payroll and related expenses                                 $ 4,280     $   769
Consulting fees                                                3,100         697
Issuance of stock warrants to certain officers of
   the Company for their assistance in providing
   short-term financing to the Company - (see Note 21)         3,076          --
Issuance of stock warrants to extend convertible
   debenture, extend note, and to settle debt                     --       2,496
Board of Directors fees (including
   issuance of the Company's commons stock
   and warrants - see Note 21)                                 1,287          --
Professional fees                                              1,071         994
Bad debt expense                                                 718          --
Computer and licensing expenses                                  605         495
Rent                                                             510         136
Travel and entertainment                                         469         225
Marketing                                                        284         282
Depreciation and amortization                                    190          10
Other                                                            942         130
                                                             -------     -------

                                                             $16,532     $ 6,234
                                                             =======     =======



NOTE 19 - BUSINESS SEGMENTS

The summarized financial information, concerning the Company's reportable segments for the year ended June 30, 2005, as follows:

                                                     SIVAULT
                                                     SYSTEMS                LIGHTEC                 TOTAL
                                               --------------------   --------------------   --------------------
Net sales to external companies                      $      75,802          $   1,526,211          $   1,602,013
Loss from operations                                  (14,845,525)              (918,030)           (15,763,555)
Total assets                                             7,939,337                203,273              8,142,610
Depreciation and amortization                              186,598                  2,797                189,395
Capital expenditures                                       295,721                      -                295,721
Interest expense                                         1,619,303                 50,000              1,669,303
Impairment of cost in excess of fair value
  from a business combination                            5,706,060                      -              5,706,060
Impairment of long-lived assets                            760,663                    761                761,424
Intangible assets                                        7,254,058                      -              7,254,058



The summarized financial information, concerning the Company's reportable segments for the year ended June 30, 2004, as follows:

                                                            SiVault
                                                            Systems          Lightec           eMedRx              Total
                                                          --------------   ---------------   ------------    -------------
Net sales to external companies                           $       19,573   $     7,110,034   $      1,830    $   7,131,437
Operating earnings (loss)                                     (3,535,356)        1,197,717       (414,181)      (2,751,820)
Total assets                                                     685,324           950,515         82,240       1,718,,079
Depreciation and amortization                                      9,566               460             --           10,026
Capital expenditures                                             505,683                --         75,000          580,683
Interest expense                                                 789,305             6,915             --          796,220
Provision for income taxes                                            --            34,934             --           34,934
Charges related to issuance
of stock options and warrants                                  2,496,000                --             --        2,496,000


NOTE 20 - ECONOMIC DEPENDENCY

The sales and purchases listed below are for the years ended June 30, 2005 and 2004 are:

                                                   2005               2004
                                                ----------        -----------
Sales:

Sales to major customers were as follows:
     Customer A                                     95%               100%

Purchases:

Purchases from major suppliers and
  subcontractors were as follows:
     Supplier or subcontractor A                    --%                69%
     Supplier or subcontractor B                    22%                --%
     Supplier or subcontractor C                    20%                --%
     Supplier or subcontractor D                    20%                --%
     Supplier or subcontractor E                    18%                --%
                                                  ------            -------
                                                    80%                69%
                                                  ======            =======

Customer A is a local municipality in Connecticut.

NOTE 21 - RELATED PARTY TRANSACTIONS

During the years ended June 30, 2005 and 2004, the Company incurred the following expenses, which were paid in cash and/or stock, to directors, officers and private companies with common directors with the Company.

                                                         2005        2004
                                                      ----------  ----------
Consulting fees                                       $3,845,522  $  158,400
Directors fees                                         1,287,650          --
Interest                                                 309,375     244,789

The Company issued common stock, stock options and warrants of $3,455,041 and $0, respectively, for consulting fees, and $1,099,400 and $0, respectively for director's fees for the years ended June 30, 2005 and 2004.

On August 8, 2004, the Board of Directors were granted 350,000 shares of the Company's common stock valued at $560,000 at $1.60 per common share pursuant to the Company's 2004 incentive stock plan. On October 18, 2004, the Board of Directors were granted 80,000 S8 shares valued at $262,400 at $3.28 per common share for remuneration for 2004 services. On October 18,2004, the Board of Directors were also granted 200,000 options at a strike price of 20% below market. These options were valued at $277,000 using the Black-Scholes option pricing model with the following parameters: two year expected life, two year expiration period, risk free interest rate of 3%, stock price volatility of 78%, with no dividends over the expected life.

The former Chairman of the Board of Directors ("former Chairman") was issued 13,889 shares of the Company's common stock valued at $25,000 at $1.80 per share upon becoming the Chairman. The former Chairman was granted 250,000 in warrants, in lieu of cash, to be earned ratably for a nine-month period beginning January 1, 2005. These warrants were exercisable after September 30, 2005. These warrants were valued at $451,176 ($300,783 was included in consulting fees for the year ended June 30, 2005)using the Black-Scholes option pricing model with the following assumptions: three year expected life, three year expiration period, risk free interest rate of 3%, stock price volatility of 149%, with no dividends over the expected life. In addition, the former Chairman was paid half of his compensation in common stock, in lieu of cash.

Certain officers of the Company were issued 2,825,000 warrants shares exercisable for a period of five years at a price of $1.76 per share for their assistance in providing short-term financing to the Company, effective from the Board of Directors resolution date of May 3, 2005. These warrants were valued at $3,076,142 (included in consulting fees) using the Black-Scholes option pricing model with the following parameters: five year expected life, five year expiration period, risk free interest rate of 4%, stock price volatility of 140%, with no dividends over the expected life.

NOTE 22 - DISCONTINUED OPERATIONS

The Company entered into a Stock and Note Transfer Agreement (the "Transfer Agreement") with Pan Pacifica Ltd. ("Pan Pacifica"), effective as of August 20, 2003, to transfer all of the outstanding shares of Datadesk, a wholly-owned subsidiary of the Company, in exchange for Pan Pacifica assuming the net liabilities of Datadesk. The Transfer Agreement was entered into simultaneously with a settlement agreement between the Company and a former officer. In connection with the settlement, the Company transferred available funds in the amount of $151,020 to Pan Pacifica. For the year ended June 30, 2004, the Company realized a net gain on the disposal of Datadesk of $382,023, which was recognized at the date of disposition.

The annual report for the year ended June 30, 2004 reported income from discontinued operations that were based in part on estimates of certain expenses related to Datadesk. During the year ended June 30, 2005, those estimates were revised because it was determined that previously estimated costs of $93,912 were not incurred. Consequently, the financial statements for the year ended June 30, 2005 include a reduction in selling, general and administrative expenses to reflect this change in accounting estimate.

On November 13, 2003 the Company established a subsidiary in the United Kingdom to sell and market the Company's products in Europe. This subsidiary, Security Biometrics Limited ("SBL" ) was incorporated as a private limited company in England and Wales with 100,000 shares of authorized capital stock. The Company was issued 60,000 shares and a minority interest was issued 10,000 shares. On May 24, 2004 the Board of Directors approved the sale of this subsidiary to the minority interest holder for consideration of one US dollar. The liabilities of SBL were assumed by the minority stockholder at the date of sale.

The Company's consolidated balance sheet includes the following amounts related to the discontinued operations of Datadesk and SBL as of June 30:

                                                      2005             2004
                                                      ----           -------

Assets of discontinued operations                     $ --           $    --
                                                      ----           -------
Accounts payable                                        --            93,913
                                                      ----           -------
Current liabilities of discontinued operations          --            93,913
                                                      ----           -------
Liabilities of discontinued operations                $ --           $93,913
                                                      ====           =======

Income from discontinued operations is as follows:


                                                        2005            2004
                                                      ---------       ---------

Revenue                                               $      --       $   6,431

Direct expenses                                              --              --
                                                      ---------       ---------
Gross profit                                                 --           6,431
                                                      ---------       ---------

Expenses:
Selling general and administrative                           --         118,398
                                                      ---------       ---------
                                                             --         118,398
                                                      ---------       ---------

Income before other income                                   --        (111,967)
Gain on disposition                                                     288,160
                                                      ---------       ---------

Income from discontinued operations                   $      --       $ 176,193
                                                      =========       =========

Cash flows from discontinued operations are as follows:

                                                              2005          2004
                                                           ---------     ---------
Cash Flows from Operating Activities:
Net income for the year                                    $      --     $ 176,193

Adjustment to reconcile net income to net
cash provided by operating activities:
Gain on disposition of subsidiary                                 --      (288,160)
Changes in Assets and Liabilities:
Accounts receivable                                               --        (2,910)
Inventories                                                       --         2,375
Accounts payable and accrued liabilities                          --      (182,198)
                                                           ---------     ---------
Net Cash Used In Operating Activities                             --      (294,700)
                                                           ---------     ---------
Net Cash Used In Investing Activities                             --            --
                                                           ---------     ---------

Cash Flows from Financing Activities:
Bank indebtedness                                                 --         5,904
Advances from parent company                                      --       288,796
                                                           ---------     ---------

Net Cash Provided By Financing Activities                         --       294,700
                                                           =========     =========
Net change in cash from discontinued
operations during the year                                        --            --

Cash, beginning of the year                                       --            --
                                                           ---------     ---------
Cash, end of the year                                      $      --     $      --
                                                           =========     =========

NOTE 23 - SUBSEQUENT EVENTS

      The following significant events have occurred since July 1, 2005:

In September 2005 the Company's management decided to close its main operating facility located in San Jose, California and reorganized the Company. Substantially all of the Company's employees were terminated at this time.

During the period subsequent to September 2005 management and significant shareholders devised a plan to liquidate and consolidate existing obligations and to raise through private investments monies to fund this process. The first settlement by the Company was with the Longview convertible notes ("Longview") in November 2005. Other settlements followed and are detailed below.

      RESTRUCTURING OF LONGVIEW DEBT. The Company and Longview have agreed to restructure the of Longview convertible notes as follows.

All outstanding debt of the Company to Longview was restructured as follows:

            (a) The Company to pay $400,000 to Longview on or before January 31, 2006 (Longview was paid $400,000 in February 2006 - there was no notice of default);

            (b) The Company to pay an additional $400,000 to Longview on or before April 30, 2006;

            (c) Convertible notes of Longview to be adjusted pro rata as follows:

                  (i)   Principal amount to be reduced to $410,000;

                  (ii)  Fixed conversion price to be reduced to $.20 per share;

                  (iii) The Company granted a one year redemption right with respect to any shares issued at $.25 per share, provided that the Company has not had an event of default since November 21, 2005;

            (d) The balance of debt to be forgiven if Company is not in default with the forgoing terms and conditions.

In addition to the settlement of Longview, the following notes, loans, accounts payable and accrued liabilities, and lawsuits as of June 30, 2005 were settled by payment of cash, establishing an installment payment schedule, and the issuance and planned issuance of common stock and stock warrants.

                                              Approximate amount
                                                  owed as of
           Description                           June 30, 2005       Approximate Settlement Summary
           -----------                           -------------       ------------------------------
Notes and loans - non-related parties             $1,450,000        Installment payables of $570,000,
                                                                    6.5 million shares of common stock
                                                                    valued at $1 million, and 580,000
                                                                    warrants valued at $300,000, and an
                                                                    additional 760,000 repriced
                                                                    warrants

Notes and loans - related parties                    550,000        3.4 million shares of common stock
                                                                    valued at $450,000

Accounts payable and                               1,800,000        $120,000 paid in cash, installment
accrued liabilities                                                 payables of $560,000, and 2.3
                                                                    million shares of common stock
                                                                    valued at $460,000

WonderNet Arbitration                                350,000        Installment payable of $350,000
(included in accounts payable
and accrued liabilities)
                                                  ----------
                                                  $4,150,000
                                                  ==========

The Company expects to complete its restructuring and settling of its notes, loans, and accounts payable, and amounts due to the Company's former employees by the end of its fiscal year ending June 30, 2006.

Since the end of the fiscal year ending June 30, 2005, the Company has completed two private placements in which the Company raised gross proceeds of approximately $2.2 Million. The Company sold an aggregate of approximately 13,900,000 of its common shares in private placements at per share prices averaging $.10 and $.45 per share.

WONDERNET, LTD, SETTLEMENT

In 2002 and 2003, the Company entered into the Distribution and Partnership Agreements with WonderNet, Ltd, ("WonderNet") whereby the Company was granted the right to develop products based on WonderNet's technology and to use, market, sell, distribute and exploit the technology in North America, Central America, Bermuda and the Caribbean Islands. The Company issued WonderNet 325,000 shares of its common stock and paid an upfront amount of $100,000 under these contracts. The Company was also required to pay a minimum $120,000 per quarter and minimum 10% royalty on gross sales of products. Since the inception of the agreements, two $120,000 payments were made.

In November 2004, the Company notified WonderNet that it was terminating the agreements as a result of a breach by WonderNet. Subsequently, the Company filed a demand for arbitration with the American Arbitration Association in New York, New York asking that any agreements be rescinded, that WonderNet reimburse to it $340,000 in monies paid and that the shares of stock issued to WonderNet be cancelled. On April 15, 2005, WonderNet filed its response to the Company's demand for arbitration. In its response, WonderNet claimed damages of $240,000 for unpaid amounts under its contract with the Company, as well as other unspecified damages, including alleged punitive damages and an accounting.

See the table above for the WonderNet arbitration settlement.

As part of the Company's restructuring plan, the Company has been actively pursuing agreements to market the Company's software products. In February 2006, the Company entered into a licensing agreement with Hypercom Corporation ("Hypercom"). Hypercom is to pay the Company a licensing fee of 30% of the transaction fee that pertains to the Company's products. The current (as of this report date) Chief Technology Officer of Hypercom was a former officer and member of the Board of Directors of the Company during the fiscal year ended June 30, 2005.

On February 1, 2006, the Board of Directors approved that each of the nine members of the board be issued a one-time grant of 250,000 restricted shares of the Company's common stock valued at $495,000 at $0.22 per share. The Board of Directors also approved the issuance of 100,000 restricted shares to each board member for fiscal year 2006 compensation valued at $198,000 at $0.22 per share.

EMPLOYMENT AND CONSULTING AGREEMENTS

Three key executives of the Company had employment and consulting agreements as of June 30, 2005. The minimum annual base compensation of these three executives totaled approximately $1,500,000.These three executive were also entitled to performances bonuses.

Subsequent to year end, all of these employment and consulting agreements were terminated through settlement agreements, due to the Company's financial difficulties.