Form 10QSB
period 2005-09-30
SiVault Systems, Inc.
filed 2006-05-24
CIK 1101046

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   Form 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURTIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2005
                                ----------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to ________________

               COMMISSION FILE NUMBER                      0-30711
               ----------------------                      -------

                              SIVAULT SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                       98-0209119
-----------------------------------      ---------------------------------
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

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark whether the Registrant is an Accelerated Filer (as defined in Rule 12b-2 of the Exchange Act).
Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2005

Common Stock, $.001 par value                           23,532,044
-----------------------------                        ---------------
Class                                                Number of shares

                                TABLE OF CONTENTS


PART I.
------

ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 3. CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION
-------

ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS ON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2

                                     PART I


ITEM 1. FINANCIAL STATEMENTS





SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS


                                                       September 30,    June 30,
                                                            2005         2005
                                                       -------------  ----------
                                                        (Unaudited)
CURRENT ASSETS
  Cash                                                 $       3,114  $    9,808
  Accounts receivable, net of allowance of
  $663,966 and $663,966,
  respectively                                                    --     204,042
  Inventory                                                   12,577     136,606
  Prepaid expenses and other current assets                  189,580     354,639
                                                       -------------  ----------
     TOTAL CURRENT ASSETS                                    205,271     705,095

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
DEPRECIATION                                                  68,836      70,000

OTHER ASSETS                                                 106,735     113,457
INTANGIBLE ASSETS                                          7,254,058   7,254,058
                                                       -------------  ----------

                                                       $   7,634,900  $8,142,610
                                                       =============  ==========


The accompanying notes are an integral part of these consolidated condensed financial statements.

SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (continued)

                                                    September 30,      June 30,
                                                         2005           2005
                                                    -------------   -------------
                                                     (Unaudited)
CURRENT LIABILITIES
  Accounts payable and accrued liabilities -
    non-related parties                             $   4,324,290   $   3,886,599
  Accounts payable and accrued liabilities -
    related parties                                       449,217         812,170
  Notes and loans payable - non-related parties         1,472,852       1,370,377
  Notes and loans payable - related parties             1,525,000       1,491,856
  Convertible notes and debenture payable               2,094,009       2,039,509
  Corporate income taxes payable                          179,920         179,920
                                                    -------------   -------------
      TOTAL CURRENT LIABILITIES                        10,045,288       9,780,431
                                                    -------------   -------------


OTHER LIABILITES                                               --          15,915
                                                    -------------   -------------

COMMITMENTS

STOCKHOLDERS DEFICIENCY
  Common stock
    Authorized - 50,000,000 shares $0.001 par
    value Issued and outstanding - 23,532,044 and
    20,510,636 as of September 30 and
    June 30, 2005, respectively                            23,532          20,511
  Additional paid-in capital                           41,187,451      40,445,476

  Accumulated other comprehensive loss                     (7,311)         (7,311)
  Accumulated deficit                                 (43,614,060)    (42,112,412)
                                                    -------------   -------------
     TOTAL STOCKHOLDERS DEFICIENCY                     (2,410,388)     (1,653,736)
                                                    -------------   -------------
                                                    $   7,634,900   $   8,142,610
                                                    =============   =============



The accompanying notes are an integral part of these consolidated condensed financial statements.

SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                      Three Months Ended
                                                        September 30,
                                                ------------    ------------
                                                    2005            2004
                                                ------------    ------------

REVENUES
  Contract revenues earned                      $         --    $    851,990
  Other revenues                                       1,400           4,200
                                                ------------    ------------
    TOTAL REVENUES                                     1,400         856,190
                                                ------------    ------------

OPERATING EXPENSES:
  Cost of revenues earned                              9,900         391,004
  Selling, general and administrative              1,075,705       1,828,507
                                                ------------    ------------
                                                   1,085,605       2,219,511
                                                ------------    ------------

LOSS FROM OPERATIONS                              (1,084,205)     (1,363,321)
OTHER EXPENSES:
  Interest expense                                   417,443          63,920
                                                ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES            (1,501,648)     (1,427,241)

PROVISION FOR INCOME TAXES                                --              --
                                                ------------    ------------

NET LOSS                                        $ (1,501,648)   $ (1,427,241)
                                                ============    ============

BASIC AND DILUTED LOSS PER COMMON SHARE:

  Net loss                                      $      (0.07)   $      (0.11)
                                                ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                     21,378,979      12,783,494
                                                ============    ============




The accompanying notes are an integral part of these consolidated condensed financial statements.

SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS DEFICIENCY
THREE MONTHS ENDED SEPTEMBER 30, 2005
(UNAUDITED)


                                        Common Stock           Additional        Other                          Total
                                ---------------------------     Paid In      Comprehensive   Accumulated     Stockholders'
                                   Shares         Amount        Capital          Loss           Deficit       Deficiency
                                ------------   ------------   ------------   -------------   ------------    ------------
Balance, June 30, 2005
(Audited)                         20,510,636   $     20,511   $ 40,445,476   $      (7,311)  $(42,112,412)   $ (1,653,736)

Issuance of common stock for:
  Cash (net of finders' fees)        652,400            652        282,924              --             --         283,576

Issuance of common stock for
  consulting services              1,530,000          1,530        359,890              --             --         361,420

Issuance of common stock to
settle note payable                  839,008            839         99,161              --             --         100,000

Net loss                                  --             --             --              --     (1,501,648)     (1,501,648)
                                ------------   ------------   ------------   -------------   ------------    ------------

Balance, September 30, 2005
(Unaudited)                       23,532,044   $     23,532   $ 41,187,451   $      (7,311)  $(43,614,060)   $(2, 410,388)
                                ============   ============   ============   =============   ============    ============



The accompanying notes are an integral part of these consolidated condensed financial statements.

SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) THREE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)

                                                                                                                 Total
                                       Common Stock            Additional        Other                       Stockholders'
                                ---------------------------     Paid In      Comprehensive   Accumulated        Equity
                                   Shares         Amount        Capital          Loss          Deficit       (Deficiency)
                                ------------   ------------   ------------   -------------   ------------    -------------
Balance,  June 30, 2004
 (audited)                         7,924,664   $      7,924   $ 14,548,456   $      (7,222)  $(18,212,058)   $  (3,662,900)

Issuance of common stock for:
  Cash (net of finders fees)       1,412,074          1,411      1,624,058              --             --        1,625,469

Services                             395,000            395        633,105              --             --          633,500

Issuance  of common
   stock to settle accounts
   payable and accrued
   liabilities                       420,005            420        667,881              --             --          668,301

Issuance of common stock
  for the acquisition of
  SiVault Analytics, Inc.          4,140,000          4,140      7,419,860              --             --        7,424,000

Exercise of stock
  warrants                           166,667            167        333,167              --             --          333,334

Issuance of stock
  options for  services                   --             --         77,000              --             --           77,000


Other comprehensive loss                  --             --             --             (89)            --              (89)


Net loss                                  --             --             --              --     (1,427,241)      (1,427,241)

BALANCE, September 30, 2004
  (Unaudited)                     14,458,410   $     14,457   $ 25,303,527   $      (7,311)  $(19,639.299)   $   5,671,374
                                ============   ============   ============   =============   ============    =============



The accompanying notes are an integral part of these consolidated condensed financial statements

SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                     Three Months Ended
                                                                        September 30,
                                                                 -----------    -----------
                                                                     2005           2004
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net loss                                                       $(1,501,648)   $(1,427,241)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation of property and equipment                             3,166         20,632
    Issuance of common stock for consulting services                 361,420        633,500
    Issuance of options for consulting services                           --         77,000
    Amortization of debt discount as non-cash interest expense       228,418             --
    Deferred rent expense                                            (10,495)        (1,615)
    Changes in assets and liabilities:
    Accounts receivable                                              204,042        256,869
    Inventory                                                        124,029             --
    Prepaid expenses and other current assets                        165,059       (109,252)
    Security deposits                                                     --        (55,500)
    Other assets                                                       6,722             --
    Accounts payable and accrued liabilities                          74,738       (413,259)
    Other liabilities                                                 (5,420)            --
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                            --        (90,018)
                                                                 -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                               (349,969)   (1,108,884))
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in acquisition                                            --          5,622
  Purchase of property and equipment                                  (2,002)       (15,249)
                                                                 -----------    -----------


NET CASH USED IN INVESTING ACTIVITIES                                 (2,002)        (9,627)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from the issuance of common stock                     283,576      1,625,469
  Proceeds from notes and loans payable - related parties            261,701             --
  Proceeds from the exercise of stock warrants                            --        333,334
  Repayments of shareholders' advances                                    --       (115,000)
  Repayment of note payable - related party                         (200,000)      (189,983)
  Repayments on capital lease obligations                                 --         (1,650)
                                                                 -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            345,277      1,652,170
                                                                 -----------    -----------

NET INCREASE  (DECREASE) IN CASH                                      (6,694)       533,659
                                                                 -----------    -----------
CASH, AT BEGINNING OF PERIOD                                           9,808        112,880
                                                                 -----------    -----------

CASH, AT END OF PERIOD                                           $     3,114    $   646,539
                                                                 ===========    ===========



The accompanying notes are an integral part of these consolidated condensed financial statements.

SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (continued)

                                                           Three Months Ended
                                                              September 30,
                                                    --------------   --------------
                                                          2005              2004
                                                    --------------   --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
  Interest                                          $          243   $       58,185
                                                    ==============   ==============
  Income taxes                                      $           --   $           --
                                                    ==============   ==============

NON-CASH INVESTING AND FINANCING ACTIVITIES
  Issuance of common stock for:

  Services                                          $      361,420   $      633,500
                                                    ==============   ==============
  Settlement  of  accounts  payables  and accrued
    liabilities                                     $           --   $      688,301
                                                    ==============   ==============
  Prepaid expenses                                              $-   $           --
                                                    ==============   ==============
  Settlement of note payable - related party        $      100,000   $           --
                                                    ==============   ==============

Excess cost of net assets acquired  in the
    acquisition of sivault analytics, inc           $           --   $    7,857,438
                                                    ==============   ==============

 Issuance of stock options for services             $           --   $       77,000
                                                    ==============   ==============

 Issuance of a note payable - related
   party to payoff a note payable -
   related party                                    $           --   $      150,000
                                                    ==============   ==============


The accompanying notes are an integral part of these consolidated condensed financial statements.

SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying Consolidated Condensed Financial Statements of SiVault Systems, Inc. and subsidiaries (collectively, the "Company") have been prepared in accordance with principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted for complete financial statements presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report of Form 10-KSB for the year ended June 30, 2005. There have been no changes in significant accounting policies since June 30, 2005, except as disclosed in Note 2.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Certain revenues from fixed-price and modified fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total cost for each contract. This method is used because management considers total cost to be the best available measure of progress on the contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

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

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123, " Accounting for Stock- Based Compensation", as amended by SFAS No. 148, " Accounting for Stock- Based Compensation - Transition and Disclosure- an Amendment of SFAS No. 123". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. Warrants and options issued to consultants and others are expensed in accordance with SFAS No. 123, as amended by SFAS No. 148. For employee stock options, the Company has adopted, SFAS No. 123 (revised) "Share-Based Payment" which requires that the fair market value of share -based compensation, such as stock options, be charged to expense over the period earned for the fiscal year beginning July 2005.

SEGMENT INFORMATION

SFAS No 131, "Disclosure about Segments of an Enterprise and Related Information", establishes annual and interim reporting standards for an enterprise's operating segments, and related disclosures about its products, services, geographic areas and major customers. As defined in SFAS No 131, the Company had two operating segments for the three months ended September 30, 2005, and 2004.

RECLASSIFICATION:

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period's presentations.

NOTE 3 - MANAGEMENT'S LIQUIDITY PLANS

As shown on the accompanying financial statements, the Company has shown cumulative from inception recurring losses from operations, negative cash flows from operations, and as of September 30, 2005 had a working capital deficit of approximately $9.8 million. These factors raise significant doubt as to the Company's ability to continue as a going concern.

Management's plan includes the following:

      1. Significantly reducing and/or minimizing the Company's monthly overhead costs while the Company addresses items below concurrent with securing of a third party long-term revenue generating contract(s) or licensing agreement(s).
      2. Raising equity through private placements. The Company has raised approximately $2.2 million in private placement of the Company's common shares from July l, 2005 through March 31, 2006.
      3. Concluding debt settlement agreements with related and/or non-related parties (See Subsequent Event Note No. 12)
      4. Additional private placements of debt or equity subsequent to date of this report.

However, continuation of the business thereafter is dependent on the Company's ability to achieve profitable operations and sufficient cash flow to meet its current obligations. Management believes that with settlement of certain debt(s) and with the expected increase in revenues commencing in the fiscal quarter of fiscal 2007, (the Company entered into a licensing agreement with Hypercom Corporation in February 2006) the Company will be able to continue its business for the next twelve months.

NOTE 4 - PER SHARE INFORMATION

In accordance with SFAS No. 128 "Earnings Per Share", basic earnings per common share ("Basic EPS") is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted earnings per common share ("Diluted EPS") is computed by dividing the net loss by the sum of the weighted-average number of common shares and dilutive common stock equivalents and convertible securities then outstanding. SFAS No.128 requires the presentation of both Basic EPS and Diluted EPS on the face of the Company's Consolidated Statement of Operations.

The following table sets forth the computation of basic and diluted per share information:

                                                    Three Months Ended
                                                       September 30,
                                                      (In thousands)
                                                -----------    -----------
                                                    2005           2004

Numerator:
   Net loss                                     $    (1,502)   $    (1,427)
                                                ===========    ===========

Denominator:
  Weighted average common shares outstanding         21,379         12,783
  Dilutive effect of:
    Common stock equivalents                             23             --
                                                -----------    -----------
  Weighted average common shares outstanding,
    assuming dilution                                21,402         12,783
                                                ===========    ===========

Basic and Diluted Per Share Information:

  Net loss                                      $     (0.07)   $     (0.11)
                                                ===========    ===========


NOTE 5 - BUSINESS ACQUISITIONS

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

Cash                                            $     5,622
Property and equipment                               51,815
Other assets                                            450
Excess cost over net tangible assets acquired     7,863,060
                                                -----------
         Total assets                             7,920,947
                                                -----------
Accrued expenses                                   (381,947)
Advance from shareholder                           (115,000)
                                                -----------
         Total liabilities                         (496,947)
                                                -----------
Net assets acquired                             $ 7,424,000
                                                ===========

The initial allocation of the purchase price was not based on an evaluation of the amount assigned to excess cost over net tangible assets acquired. Subsequent to the purchase of SiVault Analytics, Inc., the Company reviewed the initially recorded excess cost over net and identifiable intangible assets acquired amount and determined that $2,157,000 should be assigned as the fair value of a technology product intangible and that the remaining $5,706,060 related to other elements, such as the associated management team, for which specific fair values could not be quantified. As of June 30, 2005 the factors supporting the realization of any future benefits from those other elements were no longer present. Consequently, the Company has charged the entire $5,706,060 to expense as an impairment of cost in excess of fair values of net assets acquired. The $2,157,000 assigned as the fair value of a technology product intangible will be amortized over its useful life once it is placed in service. The Company has not yet determined the useful life of this intangible asset. Because the marketability and functioning of this technology has not yet been proven, there remains substantial doubt about whether this technology will ultimately provide any value.

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

Property and equipment                          $    36,269
Excess cost over net tangible assets acquired     5,097,058
                                                -----------
         Total assets                             5,133,237
                                                -----------
Vacation pay liability                              (52,553)
                                                -----------
         Net                                      5,080,774
                                                -----------
License fee due to Viaquo at purchase date          250,000
                                                -----------
Advance to Viaquo from the Company                  (37,046)
                                                -----------
         Net assets acquired                    $ 5,293,728
                                                ===========

The initial allocation of the purchase price was not based on an evaluation of the amount assigned to excess cost over net and identifiable intangible assets acquired. Subsequent to the purchase of the ViaSeal Access Control Business, the Company reviewed the initially recorded excess cost over net tangible assets acquired amount and determined that all of it should be assigned as the fair value of the technology acquired. The amount assigned as the fair value of the technology will be amortized over its useful life, which has not yet been determined. Because uncertainties remain about the marketability and functioning of this technology, there is substantial doubt about whether this technology will ultimately provide any value.

The following table shows the unaudited pro forma results of the Company, Giving effect to the acquisition of SiVault Analytics, Inc. and the purchase of the ViaSeal Access Control business, assuming they were consummated at the beginning of the three months ended September 30, 2005 and 2004:


                                      --------------------------------
                                      Three Months Ended September 30,
                                      --------------------------------
                                          2005          2004
                                      -----------    -----------

Revenues                              $     1,400    $   856,190

Net Loss                              $(1,501,648)   $(1,983,907)
                                      ===========    ===========

Basic and Diluted Per Common Share:

Net loss                              $     (0.07)   $     (0.13)
                                      ===========    ===========


NOTE 6 - NOTES AND LOANS PAYABLE - NON-RELATED PARTIES

                                                             September 30,      June 30,
                                                                 2005             2005
                                                             -------------     ----------
As of September 30, 2005, the Company had eight
short-term promissory notes from non-related parties in
the amount of $1,373,020. These notes bear interest
ranging at annual rate of 12%, payable at the end of
their terms. The principal amount of these notes is
reflected on the balance sheet, net of the fair market
value of the warrants and the stock issued, which are
accounted for as debt discount. As of September 30,
2005, the Company was in default of all eight notes. In
December 2005 and in 2006, the Company settled and/or
restructured all four of these promissory notes. See Note 12
- Subsequent Events.                                             1,373,020        1,141,653


As of September 30, 2005, the Company had two loans from
non-related parties totaling $99,832. These loans had
no terms and bore no annual interest rate.                          99,832          393,998
                                                             -------------      -----------
                                                                 1,472,852        1,535,651

Less: Debt Discount                                                     --          165,274
                                                             -------------      -----------
                                                             $   1,472,852     $  1,370,377
                                                             =============     ============



NOTE 7 - NOTES AND LOANS PAYABLE - RELATED PARTIES
                                                             September 30,       June 30,
                                                                 2005              2005
                                                             -------------     ------------

As of September 30, 2005, the Company had seven
short-term promissory notes from related parties in the
amount of $1,100,000. These notes, except for one, bear
interest ranging at annual rates between 9% - 12%,
payable at the end of their terms. One promissory note
bore interest at the LIBOR rate. The principal amount
of these notes is reflected on the balance sheet, net
of the fair market value of the warrants and the stock
issued, which are accounted for as debt discount. As of
September 30, 2005, the Company was in default of six
notes totaling $1,100,000. In December 2005 and in
2006, the Company settled and/or restructured six of
these promissory notes totaling $950,000. See Note 12 -
Subsequent Events.                                           $   1,100,000     $  1,379,667

As of September 30, 2005, the Company had three loans from related parties totaling $425,000. These loans had no terms and bore no annual interest rate. In
December 2005, all of these loans were settled. See
Note 12 - Subsequent Events.

                                                                   425,000          120,833
                                                             -------------      -----------
                                                                 1,525,000        1,500,500
Less: Debt Discount                                                     --            8,644
                                                             -------------      -----------
                                                             $   1,525,000     $  1,491,856
                                                            ==============     ============



                                                             September 30,        June 30,
                                                                 2005              2005
                                                             ------------      ------------
NOTE 8 - CONVERTIBLE NOTES

On November 23, 2004 (the "First Closing") the Company issued $1,500,000 of convertible notes to three investment funds ("Longview"). The convertible notes bear interest at the prime rate of interest plus 3% per annum, and the Company was required to pay down 1/30 of the original principal amount each month commencing on June 1, 2005. The convertible notes were convertible into common stock of the Company at $2.25 per share conversion price. The interest payable on the notes was convertible into common stock. Interest accrued each month and payment commenced on June 1, 2005. The
Company also issued 200,000 warrant shares which may be exercised within five years at $3.00 per share.





On January 19, 2005, after the Company's SB-2 registration statement became effective, a second closing occurred in which the Company issued an additional $1,500,000 of three year convertible notes to Longview with the same terms and conditions as in the First Closing, including issuance of another
200,000 warrant shares. The proceeds to the Company from the second closing were primarily used to pay off a convertible debenture. The notes were secured by a first priority lien on all of the assets of the Company and are reflected on the balance sheet, net of the fair market values of the warrants and the beneficial conversion feature, which are accounted for as debt discount.

                                                                 2,588,237        2,588,237
                                                             -------------     ------------
                                                                 2,588,237        2,588,237
Less: Debt Discount                                                494,228          548,728
                                                             -------------     ------------
                                                             $   2,094,009     $  2,039,509
                                                             =============     ============


Required future payments of the convertible notes as of September 30, 2005 are as follows:

                                   Year ending
                                     June 30
                                   -----------

                                       2006                  $   788,237
                                       2007                    1,200,000
                                       2008                      600,000

                                                             -----------
                                                               2,588,237
                                 Less: Debt discount             494,228
                                                             -----------
                                                             $ 2,094,009
                                                             ===========

As of September 30, 2005, the Company was in material default on the Longview convertible notes.

On November 21, 2005, the Company entered into a settlement and restructuring agreement with Longview. See Note 12 - Subsequent Events.

NOTE 9 - COMMITMENTS

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


Year Ending June 30,                 Minimum Annual Rental Expense
--------------------                 -----------------------------
       2006                                   $ 18,000
       2007                                     39,000
       2008                                     21,000
                                              --------
                                              $ 78,000
                                              ========

NOTE 10 - STOCK-BASED WARRANTS AND STOCK OPTIONS

WARRANTS

As of September 30, 2005, the Company had the following warrants outstanding:

  WARRANTS               EXERCISE PRICE   EXPIRATION
OUTSTANDING            PER SHARE          DATE
-------------------------   ------------------------ ---------------------
      37,875                     $3.00           November 19, 2005
     184,525                      3.60           December 22, 2005
   1,004,975                      2.00           August 22, 2006
     187,500                      4.00           September 13, 2006
   1,003,150                      6.00           September 13, 2006 (A)
     600,998                      3.00           October 18, 2006
      35,000                      4.00           March 16, 2007
     250,000                      2.67           October 1, 2008
      23,408                     0.001           October 1, 2008
     100,000                      2.00           January 21, 2010
      30,000                      2.00           February 23, 2010
      66,666                      2.25           March 11, 2010
     150,000                      2.25           March 31, 2010
     328,653                      2.25           April 29, 2010
   2,825,000                      1.76           May 2, 2010
     100,000                      2.00           June 2, 2010
     321,000                      2.25           June 10, 2010
      42,000                      2.25           June 20, 2010
      57,600                      2.25           March 30, 2015
       8,333                      2.25           April 30, 2015
------------
   7,356,683   SUBTOTAL
------------

Other Warrants (in connection with loans, etc.)

     400,000                     $2.50           May 7, 2006
      50,000                      3.00           May 9, 2006
     400,000                      2.50           May 25, 2006
      50,000                      2.50           December 23, 2006
     672,000                      3.00           September 30, 2008
     200,000                      3.00           November 23, 2009
     200,000                      3.00           January 19, 2010
     150,000                      3.00           May 26, 2010
      50,000                      3.00           June 17, 2010
------------
   2,172,000  SUBTOTAL
------------
   9,528,683 TOTAL WARRANTS
-===========

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

As of September 30, 2005, substantially all of the Company's employees based in San Jose were terminated and, under the terms of the 2004 Plan, options issued to these employees terminated three months after the date of separation.

NOTE 11 - BUSINESS SEGMENTS

The summarized financial information, concerning the Company's reportable segments for the three months ended September 30, 2005 and 2004, is as follows:

                                                          Biometric     Professional
                                                          Security        Services         Total
          2005                                          ------------    ------------    ------------
Net sales to external companies                         $      1,400    $         --    $      1,400
Operating loss                                            (1,074,850)        (10,755)     (1,085,605)
Total assets                                               7,631,786           3,114       7,634,900
Capital expenditures                                           2,002              --           2,002
Depreciation and amortization                                  3,166              --           3,166
Interest expense                                             417,443              --         417,443


                                                          Biometric     Professional
                                                          Security        Services         Total
                                                        ------------    ------------    ------------
          2004
Net sales to external companies                         $      4,200    $    851,990    $    856,190
Operating earnings (loss)                                 (1,737,522)       (374,201)     (1,363,321)
Total assets                                               9,209,734         858,829      10,069,563
Depreciation and amortization                                 19,946             686          20,632
Capital expenditures                                          15,243              --          15,243
Interest expense                                              63,920              --          63,920
                                                        ------------    ------------    ------------

NOTE 12 - SUBSEQUENT EVENTS

The following significant events have occurred since September 30, 2005:

During the period subsequent to September 2005 management and significant shareholders devised a plan to liquidate and consolidate existing obligations and to raise through private investments monies to fund this process. The first settlement by the Company was with the Longview convertible notes ("Longview") in November 2005. Other settlements followed and are detailed below.

RESTRUCTURING OF LONGVIEW DEBT. The Company and Longview have agreed to restructure the of Longview convertible notes as follows:

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

In addition to the settlement of Longview, the following notes, loans, accounts payable and accrued liabilities, and lawsuits as of September 30, 2005 were settled by payment of cash, establishing an installment payment schedule, and the issuance and planned issuance of common stock and stock warrants.


                                            Approximate amount
                                            owed as of
                                            September 30, 2005         Approximate Settlement Summary
                                            ------------------         ------------------------------

Notes and loans - non-related parties       $  790,000                 Installment payables of $570,000,
                                                                       1.5 million shares of common stock
                                                                       valued at $320,000, and 580,000
                                                                       warrants valued at $300,000, and an
                                                                       additional 760,000 repriced warrants

Notes and loans - related parties            1,380,000                 Installment payable of $150,000, 8.5
million shares of common stock                                         valued at $1,230,000

Accounts payable and                         1,800,000                 $137,000 paid in cash, installment
accrued liabilities                                                    payables of $585,000, and 2.7
                                                                       million shares of common stock
                                                                       valued at $460,000

WonderNet Arbitration                          350,000                 Installment payable of $350,000
(included in accounts payable
and accrued liabilities)
                                            ----------
                                            $4,320,000
                                            ==========

The Company expects to complete its restructuring and settling of its notes, loans, and accounts payable, and amounts due to the Company's former employees by the end of its fiscal year ending June 30, 2006.

Since the end of the three months ended September 30, 2005, the Company has completed two private placements in which the Company raised gross proceeds of approximately $1.9 million. The Company sold an aggregate of approximately 13,200,000 of its common shares in private placements at per share prices between $.10 and $.45 per share.

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

See the table above for the WonderNet settlement on March 10, 2006.

As part of the Company's restructuring plan, the Company has been actively pursuing agreements to market the Company's software products. In February 2006, the Company entered into a licensing agreement with Hypercom Corporation ("Hypercom"). Hypercom is to pay the Company a licensing fee of 30% of the transaction fee that pertains to the Company's products. The current (as of this report date) Chief Technology Officer of Hypercom was a former officer and member of the Board of Directors of the Company during the fiscal year ended June 30, 2005 and the three months period ended September 30, 2005.

EMPLOYMENT AND CONSULTING AGREEMENTS

Three key executives of the Company had employment and consulting agreements as of June 30, 2005. The minimum annual base compensation of these three executives totaled approximately $750,000.These three executive were also entitled to performances bonuses.

Effective December 31, 2005, all of these employment and consulting agreements were terminated through settlement agreements, due to the Company's financial difficulties.

STOCKHOLDERS EQUITY

On February 1, 2006, the Board of Directors approved that each of the nine members of the board be issued a one-time grant of 250,000 restricted shares of the Company's common stock valued at $495,000 at $0.22 per share. The Board of Directors also approved the issuance of 100,000 restricted shares to each board member for fiscal year 2006 compensation valued at $198,000 at $0.22 per share.


In February 2006, the shareholders of the Company voted to increase the amount of authorized shares of the Company's:

(1) common stock from 50 million to 100 million; and

(2) preferred stock from 1.5 million to 3 million. The Company has not issued any preferred stock as of May 22, 2006.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

CRITICAL ACCOUNTING POLICIES

Management discussion addresses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgment, including those related to revenue recognition, long-lived assets and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments as to the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The following discussion of critical accounting policies represents our attempt to report on those accounting policies which we believe are critical to our consolidated financial statements and other financial disclosure. It is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in our annual report of Form 10K-SB for the year ended June 30, 2005.

We have identified the following as critical accounting policies affecting our company: Revenue Recognition; Income Taxes; and Long-Lived Assets.

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

Income Taxes

We have a history of losses. These losses generated federal net operating loss ("NOL") carry forwards of approximately $20 million as of June 30, 2005. Generally accepted accounting principles require that we record a valuation allowance against the deferred income tax asset associated with these NOL carry forwards and other deferred tax assets if it is "more likely than not" that we will not be able to utilize them to offset future income taxes. Due to our history of unprofitable operations, we only recognize net deferred tax assets in those subsidiaries in which we believe that it is "more likely than not" that we will be able to utilize them to offset future income taxes in the future. We currently provide for income taxes only to the extent that we expect to pay cash taxes on current income.

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

RESULTS OF OPERATIONS

Quarter Ended September 30, 2005 vs.  Quarter Ended September 30, 2004

Our revenues for the quarter ended September 30, 2005 were $1,400 a decrease of $854,790 or approximately 100% over the quarter ended September 30, 2004.

The costs of revenues incurred for the quarter ended September 30, 2005 were $9,900, a decrease of $391,004 over the quarter ended September 30, 2004. This loss of revenue resulted from the cessation of income earned under the Bridgeport contract.

The gross margins, as a percentage of sales, were (607%) and 54% for the quarters ended September 30, 2005, and 2004, respectively.

Our selling, general and administrative expenses for the quarter ended September 30, 2005 were $1,075,705, a decrease of $752,802 or approximately a 41% decrease over the quarter ended September 30, 2004. There were no Board of Directors' fees for the quarter ending September 30, 2005 as compared to $560,000 for the same quarter in 2004. Payroll and other related costs increased by approximately $206,000 in the quarter ended September 30, 2005 due to an increase in headcount from the previous years' period. Consulting fees decreased by approximately $101,000 primarily due to hiring more employees.

Other expenses for the quarter ended September 30, 2005 were $417,443, an increase of $353,523 or approximately 553% from the quarter ended September 30, 2004. This increase resulted from higher interest expense due to higher average balances owed on the notes payable and convertible debentures and to the amortization of debt discount ( a non-cash charge).

Our net loss for the quarter ended September 30, 2005 was $1,501,648 as compared to $1,427,241 for the quarter ended September 30, 2004, or an increase of $74,407 or approximately 5%. The increase loss was attributable to sharply reduced revenues and increased interest expense, offset by a reduction in selling, general and administrative expenses for the quarter ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended September 30, 2005, our consolidated operating activities did not generate positive cash flow. We continue to finance our operations primarily through the placement of our common stock and convertible debt. We had a working capital deficit of approximately $9.8 million at September 30, 2005 as compared with $9.1 million as of June 30, 2005. Cash decreased by approximately $7,000 during the quarter ended September 30, 2005.

Net cash used in operating activities was approximately $350,000 during the quarter ended September 30, 2005, as compared to $1.1 million used for the quarter ended September 30, 2004. Net cash used in operations for the year ended June 30, 2005 resulted primarily from our approximate net loss of $1.5 million offset by an increase in non-cash changes of $582,000 (including issuance of common stock for consulting services of $361,420) and amortization of debt of $228,418, and decreases in accounts receivable of $204,042, inventory of $124,029 and prepaid expenses and other current assets of $165,059.

Investing activities utilized $2,002 of cash during the quarter ended September 30, 2005, as compared to $9,627 for the quarter ended September 30, 2004.

Financing activities provided approximately $345,000 of cash during the quarter ended September 30, 2005 as compared to $1.65 million for the quarter ended September 30, 2004. Net cash provided for the three months ended September 30, 2005 resulted primarily from the issuance of common stock, notes and loan payable offset by repayments of $200,000 on a note payable - related party.

During the quarter ending September 30, 2005, we raised approximately $300,000 in equity and we reduced outstanding indebtedness to a related party by $100,000 through the issuance of equity. The Company continues to finance its operations through the issuance of equity. The sale of additional equity or debt securities will result in further dilution to our stockholders. These securities may also have rights senior to those of holders of our common stock. Any indebtedness could contain covenants, which restrict our operations and limit our ability to incur additional debt. The proceeds from any such private placement will continue to be utilized to reduce or pay-off our outstanding obligations and to fund expanded operations.

The Company has been engaged in an intense effort at settling and/or refinancing debts the past six months. To date approximately $6,700,000 in debts as of June 30, 2005 have been settled or restructured, including the approximately $2.5 million owed to the Longview Funds at June 30, 2005 which was restructured by payment of $400,000 in February 2006, an additional $400,000 due April 30, 2006 and issuance of 410,000 convertible notes at a fixed conversion rate of $.20 per share for shares (subject to repurchase rights). The Company intends to continue to settle payables on favorable terms until such time as it is able to generate funds from operations.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES AND FACTORS THAT MAY AFFECT FUTURE RESULTS

Interest Rate Risk. The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities. The Company did not enter into any short-term security investments during the three months ended September 30, 2005.

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

-     acceptance in the market of our technology solutions;

-     our ability to price our technology solutions at competitive rates.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies starting a new business, particularly companies in rapidly evolving markets such as the markets for our technology solutions.

We have incurred and expect to continue to incur significant losses and may never achieve profitability.

We incurred a net loss of $18,194,294 during the fiscal year ended June 30, 2005 and $3,406,660 during the prior fiscal year. We incurred a net loss of $1,501,648 for the quarter ending September 30, 2005 as compared to a loss of approximately $1.4 million for the quarter ended September 30, 2004. At September 30, 2005, we had an accumulated deficit of $43,614,060. Our auditors have issued a qualification in their report on our financial statements for the year ended June 30, 2005, reflecting their concern about our ability to continue as a going concern for the current fiscal year. We expect to make significant expenditures in connection with the implementation of our new business strategy, including expenditures relating to sales and marketing activities, technology development and integration, potential acquisitions and administrative resources. As a result, we expect our losses to continue for the foreseeable future and we may never achieve profitability.

We need and may not be able to obtain additional financing.

As of September 30, 2005, we had a working capital deficiency of approximately $9.8 million. Despite raising approximately $1.9 million in equity from September 30, 2005 through March 31, 2006, we need to raise additional capital in order to continue to fund our plan of operations and service our debts. We have no sources of financing from which we can draw immediately. We cannot assure investors that we will have adequate capital resources to fund planned operations or that any additional funds will be available to our company when needed, or if available, will be available on favorable terms or in amounts required. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our existing and planned operations.

We are dependent on a limited number of customers.

Substantially all of our historical revenue has been attributable to our Lightec business. During the quarter ended September 30, 2004, substantially all of our revenue was attributable to a contract with the Bridgeport School District funded by the Federal eRate program. While additional amounts have been budgeted for this project for the 2004-2005 school year and we have received Federal approval under the eRate program. The School District has advised Lightec that it does not intend to authorize additional work under this contract. Our plan of operation is dependent on successfully fulfilling the Bridgeport and New Haven contracts. Should we fail for any reason to perform the balance of the contracts, or if Federal approval is not granted or Bridgeport or New Haven defaults on payments under the contract, we may not have sufficient funding to continue the Lightec business as planned and our other activities will be substantially harmed. We only had $1,400 in revenue for the three months ended September 30, 2005, none from Lightec.

Our Lightec assets remain subject to creditors liens granted in connection with two debt obligations which have been settled but which may be foreclosed upon should we default in payment of settlement agreements.

We have granted a first priority lien in the assets and revenue of Lightec to secure repayment of a debenture in the principal amount of $2,588,237 as of June 30, 2005. This balance will be reduced to $400,000 in the third quarter of fiscal 2006.

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

We seek to rely on a combination of patents, copyrights, trademarks, trade secrets and contractual provisions to protect our proprietary rights in our products and technologies. These protections may not adequately protect us for a number of reasons. First, our competitors may independently develop technologies that are substantially equivalent or superior to ours. Second, the laws of some of the countries in which our products may be licensed do not protect those products and our intellectual property rights to the same extent as do the laws of the United States. Third, because of the rapid evolution of technology and uncertainties in intellectual property law in the United States and subject to infringement claims by others. Fourth, a substantial portion of our technology and know-how are trade secrets and are not protected by patent, trademark or copyright laws. We require our employees and contractors to execute written agreements that seek to protect our proprietary information. We also have a policy of requiring prospective business partners to enter into non-disclosure agreements before any of our proprietary information is revealed to them. However, measures taken by us to protect our technology, products and other proprietary rights may not be enforceable; to the extent they involve contractual restrictions, and otherwise might not adequately protect us against improper use.

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

ITEM 3. CONTROLS AND PROCEDURES

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Neither we, nor any of our subsidiaries, are a party to any material legal proceeding, nor, to our knowledge, is any material litigation threatened third-party lender and licensor.

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

During the Period July 1, 2005 to March 31, 2006, the Company sold approximately 13,892,400 shares of its common stock to approximately ten individuals at prices between $.10 and $.45. All such shares were sold in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

On February 1, 2006, the Board of Directors approved that each of the nine members of the board to be issued a one-time grant of 250,000 restricted shares of the Company's common stock valued at $495,000 at $0.22 per share. The Board of Directors also approved the issuance of 100,000 restricted shares to each board member for fiscal year 2006 compensation valued at $198,000 at $0.22 per share.

In addition, the Company issued shares of its stock in connection with the settlement of debt. Those issuances are summarized under "Financial Statements -
Note 12".

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

At September 30, 2005, the Company had defaulted on its senior notes payable to the Longview Funds. This debt was subsequently restructured in November, 2005.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a)/15d-14(a)
31-2 Certification of the Chief Financial Officer required by Rule 13a-14(a)/15d-14(a)
32.1 Certification of the Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of the Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) Reports on Form 8-K

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SIVAULT SYSTEMS, INC.
                                        -----------------------------
                                        (Registrant)

Date:  May 22, 2006                     /s/ John Mahoney
                                        -----------------------------
                                        John Mahoney, President,
                                        Chief Executive Officer

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