Form 10QSB
period 2005-12-31
SiVault Systems, Inc.
filed 2006-06-06
CIK 1101046

FORM 10QSB
SIVAULT SYSTEMS, INC. - SVTL.OB
FILED: MAY ___, 2006 (PERIOD: DECEMBER 31, 2005)
Quarterly report filed by small businesses

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the Registrant is an Accelerated Filer (as defined in Rule 12b-2 of the Exchange Act).
Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common stock as of December 31, 2005

Common Stock, $.001 par value                          40,722,044
-----------------------------                        ---------------
Class                                                Number of shares

                                TABLE OF CONTENTS


PART I.
------

ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 3. CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION
-------

ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS ON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND FORMS 8-K
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2

                                     PART I


ITEM 1. FINANCIAL STATEMENTS


SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                        December 31,    June 30,
                                                                            2005         2005
                                                                        ------------------------
                                                                         (Unaudited)

CURRENT ASSETS
  Cash                                                                  $   146,863   $    9,808
  Accounts receivable - net of allowance of $663,906 and $663,906,
    respectively                                                                 --      204,042
  Inventory                                                                  12,577      136,606
  Prepaid expenses and other current assets                                     600      354,639
                                                                        ------------------------
     TOTAL CURRENT ASSETS                                                   160,040      705,095

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
    DEPRECIATION                                                             65,670       70,000

OTHER ASSETS                                                                105,457      113,457
INTANGIBLE ASSETS                                                         7,254,058    7,254,058
                                                                        ------------------------
                                                                        $ 7,585,225   $8,142,610
                                                                        ========================


The accompanying notes are an integral part of these consolidated condensed financial statements.

SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (continued)

                                                                       December 31,    June 30,
                                                                           2005         2005
                                                                      --------------------------
                                                                        (Unaudited)
CURRENT LIABILITIES
    Accounts payable and accrued liabilities - non-related parties    $  4,218,689   $ 3,886,599
    Accounts payable and accrued liabilities - related parties             126,591       812,170
    Notes and loans payable - non-related parties                        1,622,851     1,370,377
    Notes and loans payable - related parties                              250,000     1,491,856
    Convertible notes and settlement payable                             1,210,000     2,039,509
    Corporate income taxes payable                                         179,920       179,920
                                                                      --------------------------
      TOTAL CURRENT LIABILITIES                                          7,608,051     9,780,431
                                                                      --------------------------
OTHER LIABILITIES                                                               --        15,915
                                                                      --------------------------

STOCKHOLDERS' DEFICIENCY:
  Common stock
     Authorized - 50,000,000 shares $0.001 par value 40,722,044
     and 20,510,636 as of December 31 and June 30, 2005, respectively       40,722        20,511
  Additional paid-in capital                                            43,034,609    40,445,476
  Accumulated other comprehensive loss                                      (7,311)       (7,311)
  Accumulated deficit                                                  (43,090,846)  (42,112,412)
                                                                      --------------------------
     TOTAL STOCKHOLDERS' DEFICIENCY                                        (22,826)   (1,653,736)
                                                                      --------------------------
                                                                      $  7,585,225   $ 8,142,610
                                                                      ==========================


The accompanying notes are an integral part of these consolidated condensed financial statements.

SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                           Six Months Ended               Three Months Ended
                                                              December 31,                    December 31,
                                                      -------------------------     -------------------------------
                                                         2005          2004              2005            2004
                                                      -------------------------     -------------------------------
REVENUES
   Contract revenues earned                           $       --    $ 1,201,981     $          --    $      349,991
   Other revenues                                          1,400         19,100                --            14,900
                                                      -------------------------     -------------------------------
                                                           1,400      1,221,081                --           364,891
                                                      -------------------------     -------------------------------
OPERATING EXPENSES
   Cost of revenues earned                                 9,900        491,785                --           100,781
   Selling, general and administrative                 1,526,749      5,430,168           451,044         3,601,661
                                                      -------------------------     -------------------------------
                                                       1,536,649      5,921,953           451,044         3,702,442
                                                      -------------------------     -------------------------------
LOSS FROM OPERATIONS                                  (1,535,249)    (4,700,872)         (451,044)       (3,337,551)
                                                      -------------------------     -------------------------------
OTHER (INCOME) EXPENSES:
   Interest expense                                      562,096        170,884           144,653           106,964
   Gain on settlement of debt                         (1,118,911)            --        (1,118,911)               --
                                                      -------------------------     -------------------------------
                                                        (556,815)       170,884          (974,258)          106,964
                                                      -------------------------     -------------------------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES         (978,434)    (4,871,756)          523,214        (3,444,515)

PROVISION FOR INCOME TAXES                                    --             --                --                --
                                                      -------------------------     -------------------------------
NET INCOME (LOSS)                                     $ (978,434)   $(4,871,756)     $    523,214    $   (3,444,515)
                                                      =========================     ===============================
BASIC AND DILUTED LOSS PER COMMON SHARE
   NET INCOME (LOSS)                                      ($0.04)        ($0.34)            $0.02            ($0.22)
                                                      =========================     ===============================


The accompanying notes are an integral part of these consolidated condensed financial statements.

SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
SIX MONTHS ENDED DECEMBER 31, 2005
(UNAUDITED)

                                                                                 ACCUMULATED
                                                  COMMON STOCK      ADDITIONAL       OTHER                         TOTAL
                                             --------------------   PAID - IN    COMPREHENSIVE  ACCUMULATED    STOCKHOLDERS'
                                               SHARES     AMOUNT      CAPITAL         LOSS         DEFICIT      DEFICIENCY
                                             ----------  --------  ------------  -------------  -------------  -------------
Balance, June 30, 2005 (Audited)             20,510,636  $ 20,511  $ 40,445,476  $      (7,311) $ (42,112,412) $  (1,653,736)

Issuance of common stock for:
   Cash (net of finders fees)                 5,442,400     5,442       717,634             --             --        723,076

   Settlement of accounts payables
     and accrued liabilities                  1,087,500     1,088       143,912             --             --        145,000

   Settlement of note payables                8,512,500     8,512     1,126,488             --             --      1,135,000

   Services                                   5,169,008     5,169       596,251                                      601,420

Issuance of stock options for services               --        --         4,848             --             --          4,848

Net loss                                             --        --            --             --       (978,434)      (978,434)
                                             ----------  --------  ------------  -------------  -------------  -------------
Balance, December  31, 2005 (Unaudited)      40,722,044  $ 40,722  $ 43,034,609  $      (7,311) $ (43,090,846) $     (22,826)
                                             ==========  ========  ============  =============  =============  =============


The accompanying notes are an integral part of these consolidated condensed financial statements.

SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) SIX MONTHS ENDED DECEMBER 31, 2004
(UNAUDITED)

                                                   OUTSTANDING                    ACCUMULATED                     TOTAL
                                                  COMMON STOCK      ADDITIONAL       OTHER                     STOCKHOLDERS'
                                             --------------------   PAID - IN    COMPREHENSIVE  ACCUMULATED       EQUITY
                                               SHARES     AMOUNT      CAPITAL         LOSS         DEFICIT     (DEFICIENCY)
                                             ----------  --------  ------------  -------------  -------------  -------------

BALANCE, JUNE 30, 2004 (AUDITED)              7,924,664  $  7,924  $ 14,548,456  $      (7,222)   (18,212,058) $  (3,662,900)
Issuance of common stock for:
   Cash (net of finders fees)                 2,048,124     2,048     2,485,235             --             --      2,487,283
   Services                                     720,000       720     1,703,280             --             --      1,704,000

Issuance of common stock to
   settle accounts payable and
   accrued liabilities                          420,005       420       667,881             --             --        668,301

Issuance of common stock for the
   acquisition of Sivault Analytics, Inc.
   and related costs                          4,140,000     4,140     7,419,860             --             --      7,424,000

Exercise of warrants                            166,667       167       333,167             --             --        333,334
Issuance of stock options for services               --        --       360,000             --             --        360,000
Issuance of common stock and warrants as
consideration of loan                            50,000        50       487,383             --             --        487,433
Issuance of common stock for the
   acquisition of eMedRx stock and
   Viaquo assets and related costs            1,318,070     1,318     1,761,182             --             --      1,762,500

Other comprehensive loss for the six month
  period ended December 31, 2004                     --        --            --            (89)            --            (89)

Net loss for the six month period
 ended December 31, 2004                             --        --            --             --     (4,871,756)    (4,871,756)

                                             ----------  --------  ------------  -------------  -------------  -------------
BALANCE, DECEMBER 31, 2004 (UNAUDITED)       16,787,530  $ 16,787  $ 29,766,444  $      (7,311) $ (23,083,814) $   6,692,106
                                             ==========  ========  ============  =============  =============  =============


The accompanying notes are an integral part of these consolidated condensed financial statements.

SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                    Six Months Ended
                                                                                       December 31,
                                                                                 -----------------------
                                                                                    2005         2004
                                                                                 -----------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net loss                                                                        $ (978,434)  $(4,871,756)
 Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation of property and equipment                                              6,332       69,207
  Gain on settlement of debt                                                     (1,118,911)          --
  Issuance of common stock for services                                             601,420    1,704,000
  Issuance of options and warrants for services                                       4,848      360,000
  Amortization of debt discount as non-cash interest expense                        256,518           --
  Deferred rent expense                                                             (10,495)      (3,230)
 Changes in assets and liabilities:
  Accounts receivable                                                               204,042      (87,827)
  Inventory                                                                         124,029     (527,151)
  Prepaid expenses and other current assets                                         190,695     (159,037)
  Other assets                                                                        8,000      (61,000)
  Accounts payable and accrued liabilities                                           66,656       33,498
  Other liabilities                                                                  (5,420)          --
  Billings  in excess of costs and  estimated  earnings  on  uncompleted
  contracts                                                                              --      (90,018)
                                                                                 -----------------------
NET CASH USED IN OPERATING
ACTIVITIES                                                                         (650,720)  (3,633,314)
                                                                                 -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash acquired in acquisition                                                            --        5,622
 Purchase of property and equipment                                                  (2,002)    (305,458)
                                                                                 -----------------------
NET CASH USED IN INVESTING ACTIVITIES                                                (2,002)    (299,836)
                                                                                 -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from the issuance of common stock                                     728,076    2,487,283
 Proceeds from the exercise of stock warrants                                            --      333,334
 Repayment of shareholders' advances                                                     --     (115,000)
 Repayment from convertible debt and notes and loans payable                        261,701    1,718,705
 Repayment of note payable - related parties                                       (200,000)    (189,983)
 Repayments of capital lease obligations                                                 --       (3,329)
                                                                                 -----------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           789,777    4,231,010
                                                                                 -----------------------
NET INCREASE IN CASH                                                                137,055      297,860
                                                                                 -----------------------
CASH:  BEGINNING OF PERIOD                                                            9,808      112,880
                                                                                 -----------------------
CASH:  END OF PERIOD                                                             $  146,863   $  410,740
                                                                                 =======================


The accompanying notes are an integral part of these consolidated condensed financial statements.

SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

                                                                                     Six Months Ended
                                                                                       December 31,
                                                                                 -----------------------
                                                                                    2005         2004
                                                                                 -----------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:
Interest                                                                         $      243   $  149,160
                                                                                 =======================
Income taxes                                                                     $       --   $       --
                                                                                 =======================
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for:

        Services                                                                 $  601,420   $1,704,000
                                                                                 =======================
        Settlement of account payables and accrued liabilities                   $  145,000   $  668,301
                                                                                 =======================
        Settlement of notes and loans payable                                    $1,135,000   $       --
                                                                                 =======================
        Excess cost of net assets acquired in the purchase of:

                   SiVault Analytics, Inc.                                       $       --   $7,863,060
                                                                                 =======================
                   Viaquo asset purchase                                         $       --   $1,601,057
                                                                                 =======================
Issuance of stock options for services                                           $    4,848   $  360,000
                                                                                 =======================
Issuance of a note payable - related party to pay off a note
  payable - related party                                                        $       --   $  150,000
                                                                                 =======================


The accompanying notes are an integral part of these consolidated condensed financial statements.

SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
---------------------

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

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123, " Accounting for Stock- Based Compensation", as amended by SFAS No. 148, " Accounting for Stock- Based Compensation - Transition and Disclosure- an Amendment of SFAS No. 123". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. Warrants and options issued to consultants and others are expensed in accordance with SFAS No. 123, as amended by SFAS No. 148. For employee stock options, the Company has adopted SFAS No. 123 (revised), " Share-Based Payment" which requires that the fair market value of share -based compensation, such as stock options, be charged to expense over the period earned, for the fiscal year beginning July 2005.

SEGMENT INFORMATION

SFAS No 131, "Disclosure about Segments of an Enterprise and Related Information", establishes annual and interim reporting standards for an enterprise's operating segments, and related disclosures about its products, services, geographic areas and major customers. As defined in SFAS No 131, the Company had two operating segments for the six months ended December 31, 2005 and 2004.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period's consolidated financial statements to conform to the current period's presentations.

NOTE 3 - MANAGEMENT'S LIQUIDITY PLANS

As shown on the accompanying financial statements, the Company has shown cumulative, from inception, recurring losses from operations, negative cash flows from operations, and as of December 31, 2005 had a working capital deficit of approximately $7.4 million. These factors raise significant doubt as to the Company's ability to continue as a going concern.

Management's plan includes the following:

      1. Significantly reducing and/or minimizing the Company's monthly overhead costs while the Company addresses items below concurrent with securing of a third party long-term revenue generating contract(s) or licensing agreement(s),

      2. Raising equity through private placements. The Company has raised approximately $2.2 million in private placement of the Company's common shares from July l, 2005 through to March 31, 2006,

      3. Concluding debt settlement agreements with related and/or non-related parties (See Note 11 - Subsequent Events),

      4. Additional private placements of debt or equity subsequent to date of this report.

However, continuation of the business thereafter is dependent on the Company's ability to achieve profitable operations and sufficient cash flow to meet its current obligations. The Company entered into a licensing agreement with Hypercom Corporation in February 2006. Management believes that the agreement with Hypercom will increase in revenues commencing in the first fiscal quarter of fiscal 2007. Consequently the Company will be able to settle certain debt(s) and continue its business for the next twelve months.

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

The following table sets forth the computation of basic and diluted per share information:

                                                              Six Months Ended       Three Months Ended
                                                                 December 31,           December 31,
                                                               (in thousands)          (in thousands)
                                                            --------------------    --------------------
                                                              2005        2004        2005        2004
                                                            --------------------    --------------------
Numerator:
        Net income(loss)                                    $   (978)   $ (4,872)   $    523    $ (3,445)
                                                            ====================    ====================
Denominator:
        Weighted average common shares outstanding            24,942      14,280      28,504      15,934
        Dilutive effect of:
              Common stock equivalents                            63          --          63          --
                                                            --------------------    --------------------
              Weighted average common shares outstanding,
              assuming dilution                               25,005      14,280      28,567      15,934
                                                            ====================    ====================
Basic and Diluted Per Share:
        Net income(loss)                                    $  (0.04)   $  (0.34)   $   0.02    $  (0.22)
                                                            ====================    ====================

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
                                                ===========

The initial allocation of the purchase price was not based on an evaluation of the amount assigned to excess cost over net tangible assets acquired. Subsequent to the purchase of SiVault Analytics, Inc., the Company reviewed the initially recorded excess cost over net tangible and identifiable intangible assets acquired amount and determined that $2,157,000 should be assigned as the fair value of a technology product intangible and that the remaining $5,706,060 related to other elements, such as the associated management team, for which specific fair values could not be quantified. As of June, 2005, the factors supporting the realization of any future benefits from those other elements were no longer present. Consequently, the Company charged the entire $5,706,060 to expense for the year ended June 30, 2005 as an impairment of cost in excess of fair values of net assets acquired. The $2,157,000 assigned as the fair value of a technology product intangible will be amortized over its useful life once it is placed in service. The Company has not yet determined the useful life of this intangible asset. Because the marketability and functioning of this technology has not yet been proven, there remains substantial doubt about whether this technology will ultimately provide any value.

VIAQUO

In November 2004, the Company purchased substantially all of the assets of Viaquo Corporation ("Viaquo") related to Viaquo's ViaSeal Access Control Business, in exchange for 3,050,000 shares of the Company's restricted common shares of which (1) 750,000 shares were issued and delivered to Viaquo at closing (valued at the market price in the date of issuance of $2.35 per share), and (2) 2,050,000 shares were placed in escrow to be held until the earlier to occur of (i) the issuance of a U.S. Patent for certain U.S. Patent Applications acquired by SiVault, or (ii) the abandonment by SiVault of the U.S. Patent and Trademark Office following final rejection thereof by the U.S. Patent and Trademark Office, and (3) the remaining 250,000 shares were placed in escrow to be held until the earlier to occur of (i) the issuance by the European Patent Office ("EPO") of a decision to grant a European Patent with respect to an European Patent Application acquired by SiVault, or (ii) the abandonment by SiVault of European Patent Application following a final refusal by EPO to grant the European Patent.

As of March 31, 2005, an amendment to the purchase agreement was made due to new information about the ultimate issuance of the European Patent. Under the amendment, SiVault agreed to release the 2,300,000 shares (valued at the market price on the date of issuance of $1.52 per share) held in escrow. The acquisition was accounted for as a business purchase and initially recorded at the estimated fair value of the assets acquired and the liabilities assumed, as follows:

Property and equipment                                              $    36,269
Excess cost over net tangible assets acquired                         5,097,058
                                                                    -----------
         Total assets                                                 5,133,327
                                                                    -----------
Vacation pay liability                                                  (52,553)
                                                                    -----------
         Net                                                          5,080,774
                                                                    -----------
License fee due to Viaquo at purchase date                              250,000
                                                                    -----------
Advance to Viaquo from the Company                                      (37,046)
                                                                    -----------
         Net assets acquired                                        $ 5,293,728
                                                                    ===========

The initial allocation of the purchase price was not based on an evaluation of the amount assigned to excess cost over net and identifiable intangible assets acquired. Subsequent to the purchase of the ViaSeal Access Control Business, the Company reviewed the initially recorded excess cost over net tangible and identifiable intangible assets acquired amount and determined that all of it should be assigned as the fair value of the technology acquired. The amount assigned as the fair value of the technology will be amortized over its useful life, which has not yet been determined. Because uncertainties remain about the marketability and functioning of this technology, there is substantial doubt about whether this technology will ultimately provide any value.


The following table shows the unaudited pro forma results of the Company, giving effect to the acquisition of SiVault Analytics, Inc. and the purchase of the ViaSeal Access Control business, assuming they were consummated at the beginning of the six months ended December 31, 2005 and 2004:

                                        --------------------------    ------------------------
                                              Six Months Ended          Three Months Ended
                                                December 31,                 December 31,
                                        --------------------------    ------------------------
                                            2005           2004          2005          2004
                                        --------------------------    ------------------------
Revenues                                $     1,400    $ 1,221,081    $       --   $   364,891
                                        --------------------------    ------------------------
  Net income (loss)                     $  (978,434)   $(5,798,122)   $  523,214   $(3,815,061)
                                        ==========================    ========================
 Basic and diluted net income (loss)
 per common share                       $     (0.04)   $     (0.31)   $     0.02   $     (0.20)
                                        ==========================    ========================

NOTE 6 - NOTES AND LOANS PAYABLE - NON-RELATED PARTIES

                                                                                 December 31,    June 30,
                                                                                    2005           2005
                                                                                 -----------   -----------
As of December 31, 2005, the Company had nine short-term promissory notes from non-related parties in the amount of $1,523,020. These notes bear interest ranging at an annual

                                                                                 December 31,    June 30,
                                                                                    2005           2005
                                                                                 -----------   -----------
rate of 12%, payable at the end of their terms. The principal amount of these notes is reflected on the balance sheet, net of the fair market value of the warrants and the stock issued, which are accounted for as debt discount. As of
December 31, 2005, the Company was in default of all nine notes. In March 2006, the Company settled five of these promissory notes totaling $791,653
See Note 11 - Subsequent Events.                                                 $ 1,523,020   $ 1,141,653

As of December 31, 2005, the Company had two loans to
non-related parties totaling $99,831. These loans had
no terms and bore no annual interest rate.                                            99,831       393,998
                                                                                 -----------   -----------
                                                                                   1,622,851     1,535,651
Less: Debt Discount                                                                       --       165,274
                                                                                 -----------   -----------
                                                                                 $ 1,622,851   $ 1,370,377
                                                                                 ===========   ===========

NOTE 7 - NOTES AND LOANS PAYABLE - RELATED PARTIES

                                                                                 December 31,    June 30,
                                                                                    2005           2005
                                                                                 -----------   -----------
As of December 31, 2005, the Company had a one-year promissory note from a related party bearing an annual interest rate of 12%, payable on July 20, 2006.
The principal amount of these note(s) is reflected on the balance sheet, net of the fair market value of the warrants and the stock issued, which are accounted for as debt discount. In March 2006, the Company settled the one-year promissory
note. See Note 11 - Subsequent Events.                                           $   250,000   $ 1,379,667

As of June 30, 2005, the Company had two loans to related parties totaling
$120,833. These loans had no terms and bore no annual interest rate. The
$100,000 loan was settled in December 2005 and the $20,833 loan was
reclassified as of December 21, 2005 as due to a non-related party.                       --       120,833
                                                                                 -----------   -----------
                                                                                     250,000     1,500,500
Less: Debt Discount                                                                       --         8,644
                                                                                 -----------   -----------
                                                                                 $   250,000   $ 1,491,856
                                                                                 ===========   ===========

For the three and six months ended December 31, 2005, the Company had a gain on settlement of notes and loans payable - related parties (including accrued interest) of $174,790. There was no gain or loss for the three and six months ended December 31, 2004.

NOTE 8 - CONVERTIBLE NOTES AND SETTLEMENT PAYABLE

                                                                                 December 31,    June 30,
                                                                                    2005           2005
                                                                                 -----------   -----------
On November 23, 2004 and January 19, 2005, the Company issued $3 million of convertible notes to three investment funds ("Longview"). The convertible notes bore interest at the prime rate plus 3% . The Company also issued a total of
400,000 warrant shares, which may be converted within five years of issuance at
$3 per share. The convertible notes were secured by a first priority lien on all of the assets of the Company and are reflected on the balance sheet, net of the fair market values of warrants and the beneficial conversion feature, which are
accounted for as debt discount                                                   $        --   $ 2,588,237

On November 21, 2005, the Company entered into a settlement and restructuring agreement with Longview to restructure the convertible notes, as follows:

      (a)   The Company to pay $400,000 to Longview on or before January 31,
            2006 (Longview was paid $400,000 in February 2006 - there was no notice of Default);

      (b) The Company to pay an additional $400,000 to Longview on or before April 30, 2006. The Company has received a payment extension to June
            15, 2006;

      (c)   Convertible Notes of Longview to be adjusted pro rata as follows:

            (i)   principal amount to be reduced to $410,000 from $2,588,237;

            (ii)  Fixed conversion price to be reduced to $0.20 per share;

            (iii) The Company granted a one year redemption right with respect to any shares issued at $0.25 per share; provided that the Company has not had an event of default since November 21, 2005.

      (d)   Balance of debt to be forgiven if Company is not in default of the foregoing terms and conditions.
                                                                                   1,210,000            --
                                                                                 -----------   -----------
                                                                                   1,210,000     2,588,237
Less: Debt Discount
                                                                                          --       548,728
                                                                                 -----------   -----------
                                                                                 $ 1,210,000   $ 2,039,509
                                                                                 ===========   ===========

For the three and six months ended December 31, 2005, the Company had a gain on settlement of the convertible debt net of deferred finance costs and accrued interest of $944,121. There was no gain or loss for the three and six months ended December 31, 2004.

NOTE 9 - STOCK-BASED WARRANTS AND STOCK OPTIONS

WARRANTS

As of December 31, 2005, the Company had the following warrants outstanding:

  WARRANTS             EXERCISE PRICE       EXPIRATION
OUTSTANDING               PER SHARE            DATE
-----------            --------------   ------------------

  1,004,975                      2.00   August 22, 2006
    187,500                      4.00   September 13, 2006
  1,003,150                      6.00   September 13, 2006
    600,998                      3.00   October 18, 2006
     35,000                      4.00   March 16, 2007
    250,000                      2.67   October 1, 2008
     23,408                     0.001   October 1, 2008
    100,000                      2.00   January 21, 2010
     30,000                      2.00   February 23, 2010
     66,666                      2.25   March 11, 2010
    150,000                      2.25   March 31, 2010
    328,653                      2.25   April 29, 2010
  2,825,000                      1.76   May 2, 2010
    100,000                      2.00   June 2, 2010
    321,000                      2.25   June 10, 2010
     42,000                      2.25   June 20, 2010
     57,600                      2.25   March 30, 2015
      8,333                      2.25   April 30, 2015
-----------
  7,134,283   SUBTOTAL
-----------


Other Warrants (in connection with loans, etc.)

    400,000                     $2.50   May 7, 2006
     50,000                      3.00   May 9, 2006
    400,000                      2.50   May 25, 2006
     50,000                      2.50   December 23, 2006
    672,000                      3.00   September 30, 2008
    200,000                      3.00   November 23, 2009
    200,000                      3.00   January 19, 2010
    150,000                      3.00   May 26, 2010
     50,000                      3.00   June 17, 2010
-----------
  2,172,000   SUBTOTAL
-----------
  9,306,283   TOTAL WARRANTS
===========

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

By December 31, 2005, all of the Company's employees based in San Jose were terminated and, under the terms of the 2004 Plan, options issued to these employees terminated three months after the date of separation.

NOTE 10 - BUSINESS SEGMENTS

The summarized financial information, concerning the Company's reportable segments for the six months ended December 31, 2005 and 2004, is as follows:



                                     Biometric   Professional
2005                                 Security      Services        Total
-------------------------------    ------------  ------------  ------------
Net sales to external companies    $      1,400  $         --  $      1,400
Operating loss                       (1,521,380)      (13,869)   (1,535,249)
Total assets                          7,585,225            --     7,585,225
Depreciation and amortization             6,332            --         6,332
Capital expenditures                      2,002            --         2,002
Interest expense                        562,096            --       562,096
Gain on settlement of debt           (1,118,911)           --    (1,118,911)


                                     Biometric   Professional
2004                                 Security      Services        Total
-------------------------------    ------------  ------------  ------------
Net sales to external companies    $     19,100  $  1,201,981  $  1,221,081

Operating earnings (loss)            (5,201,635)      500,763    (4,700,872)
Total assets                         11,655,365     1,122,565    12,777,930

Depreciation and amortization            67,828         1,379        69,207

Capital expenditures                    305,010           448       305,458

Interest expense                        170,884            --       170,884


NOTE 11 - SUBSEQUENT EVENTS

The following significant events have occurred since December 31, 2005:

During the period subsequent to September 2005 management and significant shareholders devised a plan to liquidate and consolidate existing obligations and to raise through private investments monies to fund this process.

The following notes, loans, accounts payable and accrued liabilities, and lawsuits as of December 31, 2005 were settled by payment of cash, establishing an installment payment schedule, and the issuance and planned issuance of common stock and stock warrants.

                                      Approximate amount
                                      owed as of
Description                           December 31, 2005       Approximate Settlement Summary
---------------                       ------------------      --------------------------------------------
Notes - non-related parties           $    790,000            Installment payables of $570,000,
                                                              issuance of 1.45 million shares of common
                                                              stock valued at $320,000, and 580,000
                                                              warrants valued at $300,000, and an
                                                              additional 760,000 repriced warrants

Note - related party                       250,000            Issuance of 830,000 shares of common
                                                              stock valued at $100,000

Accounts payable and                     1,250,000            Installment payables of $380,000,
 accrued liabilities                                          and issuance of 970,000 shares of common
                                                              stock valued at $190,000

WonderNet Arbitration                      350,000            Installment payable of $350,000
(included in accounts payable
and accrued liabilities)
                                      ------------
                                      $  2,640,000
                                      ============

The Company expects to complete its restructuring and settling of its notes, loans, and accounts payable, and amounts due to the Company's former employees by the end of its fiscal year ending June 30, 2006.

Since the end of the fiscal quarter ending December 31, 2005, the Company has completed two private placements in which the Company raised gross proceeds of approximately $1,450,000. The Company sold an aggregate of approximately 8,450,000 of its common shares in private placements at per share prices between $.10 and $.45 per share.

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

In November 2004, the Company notified WonderNet that it was terminating the agreements as a result of a breach by WonderNet. Subsequently, the Company filed a demand for arbitration with the American Arbitration Association in New York, New York asking that any agreements be rescinded, that WonderNet reimburse the Company $340,000 in monies paid and that the shares of stock issued to WonderNet be cancelled. On April 15, 2005, WonderNet filed its response to the Company's demand for arbitration. In its response, WonderNet claimed damages of $240,000 for unpaid amounts under its contract with the Company, as well as other unspecified damages, including alleged punitive damages and an accounting. See the table above for the WonderNet arbitration settlement.

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

STOCKHOLDERS' EQUITY

On February 1, 2006, the Board of Directors approved that each of the nine members of the board be issued a one-time grant of 250,000 restricted shares of the Company's common stock valued at $495,000 at $0.22 per share. The Board of Directors also approved the issuance of 100,000 restricted shares to each board member for fiscal year 2006 compensation valued at $198,000 at $0.22 per share.

In February 2006, the shareholders of the Company voted to increase the amount of authorized shares of the Company as follows:

      1)    common stock from 50 million to 100 million, and
      2) preferred stock from 1.5 million to 3 million. The Company has not issued any preferred stock as of May 24, 2006.


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

The following discussion of critical accounting policies represents our attempt to report on those accounting policies which we believe are critical to our consolidated financial statements and other financial disclosure. It is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in our annual report of Form 10-KSB for the year ended June 30, 2005.

We have identified the following as critical accounting policies affecting our company: Revenue Recognition; Income Taxes; and Long-Lived Assets.

Revenue Recognition

Our revenue recognition policies are significant because our revenue is a key component of our results of operations. Revenue recognition in connection with our Lightec business, which accounted for substantially all of our approximately $1,220,000 in revenue for the six months ended December 31, 2004, is particularly subjective as it has historically been generated from fixed-price or modified fixed-price contracts. Recognition of revenue from these contracts requires the estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized using the percentage-of-completion method as costs (primarily labor and materials) are incurred, with revisions to estimates reflected in the period in which changes become known. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future revenue and margins from this business may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting changes in revenues and reductions in margins or contract losses could be material to our results of operations.

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

Long-Lived Assets

We review the carrying value of our long-lived assets held for use whenever circumstances indicate there may be an impairment. For all assets excluding goodwill, the carrying value of a long-lived asset is considered impaired if the sum of the undiscounted cash flows is less than the carrying value of the asset. If this occurs, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. The fair value is determined by applying a market-rate multiple to the estimated near-term future revenue stream expected to be produced by the segment. We have adopted SFAS No. 142, "Goodwill and Other Intangible Assets." For the purpose of implementing SFAS NO.142, we have designated the fourth fiscal quarter as the period of the annual test.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2005 vs. Three Months Ended December 31, 2004

Our revenues for the three months ended December 31, 2005 were $0, a decrease of $364,891 or 100% from the quarter ended December 31, 2004. Our revenues were substantially all generated in 2004 from the Lightec subsidiary, in regards to the Bridgeport School District ("Bridgeport") contract. The loss of revenues in 2005 resulted from cessation of income earned under the Bridgeport contract.

The cost of revenues incurred for the three months ended December 31, 2005 was $0, a decrease of $100,781 from the quarter ended December 31, 2004 due to the cessation of income earned under the Bridgeport contract.

Our selling, general and administrative expenses for the quarter ended December 31, 2005 were $451,044, a decrease of $3,150,617 or approximately 87% from the quarter ended December 31, 2004. The decrease in the selling, general and administration expense for the three months ended December 31, 2005 was primarily attributable to the closing of the San Jose office in September 2005, where most of our employees and operations were located. For the three months ended December 31,2005, payroll and related costs, consulting fees, board of directors' fees, and professional fees decreased by approximately $1 million, $750,000, $600,000, and $230,000, respectively, as compared to three months ended December 31, 2004.

Our other (income) expenses for the three months ended December 31, 2005 was $974,258 of income, an increase in other (income) expenses of $1,081,222, as compared to the three months ended December 31, 2004. Interest expense for the three months ended December 31, 2005 was $144,653, an increase of $37,689, or approximately 35% from the three months ended December 31, 2004. The increase in interest expense can be attributable to higher average note and loan balances for the three months ended December 31, 2005, as compared to the three months ended December 31, 2004. We had a gain on settlement of debt of $ 1,118,911 for the three months ended December 31, 2005, an increase of $1,118,911, as compared to none for the three months ended December 31, 2004.

Our net income for the quarter ended December 31, 2005 was $523,214 as compared to a loss of $3,444,515 for the quarter ended December 31, 2004, an increase of approximately $4 million. The net income was primarily attributable to the reduction of selling, general and administrative costs due to the closing of the San Jose office in September 2005, where most of our employees and operations were located, and a gain on settlement of debt of $1,118,911 for the three months ended December 31, 2005.

Six Months Ended December 31, 2004 vs.  Six Months Ended December 31, 2004
--------------------------------------------------------------------------

Our revenues for the six months ended December 31, 2005 were $1,400 a decrease of approximately $1.2 million or 100% from the six months ended December 31, 2004. Our revenues in 2004 were substantially all generated from the Lightec subsidiary, in regards to the Bridgeport contract. The loss of revenues resulted from cessation of income earned under the Bridgeport contract.

The cost of revenues incurred for the six months ended December 31, 2005 was $9,900, a decrease of $481,885 from the six months ended December 31, 2004 due to the cessation of income earned under the Bridgeport contract in 2005.

Our selling, general and administrative expenses for the six months ended December 31, 2005 were $1,526,749, a decrease of $3,903,419 or approximately 72% for the six months ended December 31, 2004. The decrease in the selling, general and administration expense for the six months ended December 31, 2005 was primarily attributable to the closing of the San Jose office in September 2005, where most of our employees and operations were located. For the six months ended December 31, 2005, payroll and related costs, consulting fees, board of directors' fees, and professional fees decreased by approximately $830,000, $850,000, $1,160,000, and $280,000, respectively, as compared to the six months ended December 31, 2004.

Our other (income) expenses for the six months ended December 31, 2005 was $556,815 of income, an increase in other (income) expenses of $727,699, as compared to the six months ended December 31, 2004. Interest expense for the six months ended December 31, 2005 was $562,096, an increase of $391,212, or approximately 229% from the six months ended December 31, 2004. The increase in interest expense can be attributable to higher average note and loan balances for the six months ended December 31, 2005, as compared to the six months ended December 31, 2004. We had a gain on settlement of debt of $1,118,911 for the six months ended December 31, 2005, an increase of $ 1,118,911 as compared to none for the six months ended December 31, 2004.

Our net loss for the six months ended December 31, 2005 was $978,434 as compared to a loss of $4,871,756 for the six months ended December 31, 2004, or a decrease of approximately $3.9 million or 80%. The decreased loss was primarily attributable to the reduction of selling, general and administrative costs due to the closing of our San Jose office in September 2005 where most of our employees and operations were located and a gain on settlement of debt of $1,118,911 for the six months ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2005, our consolidated operating activities did not generate positive cash flow. We financed our operations primarily through the placement of our common stock and the issuance of new debt. We had a working capital deficit of approximately $7.4 million at December 31, 2005 as compared with $9.1 million at June 30, 2005. Cash increased by $137,055 during the six months ended December 31, 2005.

Net cash used in operating activities was $650,720 during the six months ended December 31, 2005, as compared to $3,633,314 during the six months ended December 31, 2004. Net cash used in operations for the six months ended December 31, 2005 resulted primarily from our net loss of approximately $1 million, increased by certain non-cash income and expenses of approximately $260,000 (including a gain on settlement of debt of approximately $1.1 million, issuance of common stock for services of approximately $600,000, and amortization of debt discount of approximately $260,000), offset by decreases in accounts receivable, prepaid expenses and other current assets, and inventory of approximately $200,000, $190,000 and $124,000, respectively, for the six months ended December 31, 2005.

Investing activities utilized $2,002 of cash during the six months ended December 31, 2005, as compared to $299,836 for the six months ended December 31, 2004. Purchases of property and equipment for the six months ended December 31, 2004 were primarily for computers, servers, routers and storage devices.

Financing activities provided $789,777 of cash during the six months ended December 31, 2005 as compared to $4,231,010 for the six months ended December 31, 2004. Net cash provided resulted primarily from the issuance of common stock totaling approximately $700,000 for the six months ended December 31, 2005.

During the six months ending December 31, 2005, we raised approximately $700,000 in equity and we reduced outstanding indebtedness to related parties and others amounted to approximately $1.3 million, through the issuance of equity. The Company continues to finance its operations through the issuance of equity. The sale of additional equity or debt securities will result in further dilution to our stockholders. These securities may also have rights senior to those of holders of our common stock. Any indebtedness could contain covenants, which restrict our operations and limit our ability to incur additional debt. The proceeds from any such private placement will continue to be utilized to reduce or pay-off our outstanding obligations and to fund expanded operations.

The Company has been engaged in an intense effort at settling and/or refinancing debts the past six months. To date approximately $6,700,000 debts as of June 30, 2005 have been settled or restructured, including the approximately $2.5 million owed to the Longview Funds at June 30, 2005 which was restructured by payment of $400,000 in February 2006, an additional $400,000 due April 30, 2006 and issuance of convertible notes of $410,000 at a fixed conversion rate of $.20 per share for shares (subject to repurchase rights). The Company intends to continue to settle payables on favorable terms until such time as it is able to generate funds from operations.

In addition to the foregoing, ongoing operations will be funded by shareholder loans, equity and debt placements, collection of Lightec's receivables and settlement of claims. While the Company believes that these sources will be sufficient to fund operations through June 30, 2006, any significant expansion of business and realization of the Company's business plan will require a significant institutional investment in the Company, the sale of assets, realization of income from operations sufficient to sustain growth or a combination of these factors. In the past, the Company has, in part, relied on revenues from its Lightec subsidiary to fund operations. These revenues have decreased significantly, and the Company is no longer relying on this as a source of significant revenues. Moreover, the City of Bridgeport, CT Board of Education has notified Lightec that it disputes amounts owed to Lightec for past services rendered and also has stated that it may not utilize Lightec's services in the future.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES AND FACTORS THAT MAY AFFECT FUTURE RESULTS

Interest Rate Risk. The Company has an investment portfolio of fixed income securities that are classified as cash equivalents. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if the market interest rates increase. The Company attempts to limit this exposure by investing primarily in short-term securities. The Company did not enter into any short-term security investments during the six months ended December 31, 2005.

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

We incurred a net loss of $18,194,294 during the fiscal year ended June 30, 2005 and $3,406,660 during the prior fiscal year. For the six months ended December 31, 2005, we incurred a net loss of $978,434 as compared with a net loss of $4,871,756 for the six months ended December 31, 2004. At December 31, 2005, we had an accumulated deficit of $43,090,846. Our auditors have issued a qualification in their report on our financial statements for the year ended June 30, 2005, reflecting their concern about our ability to continue as a going concern for the current fiscal year. We expect to make significant expenditures in connection with the implementation of our new business strategy, including expenditures relating to sales and marketing activities, technology development and integration, potential acquisitions and administrative resources. As a result, we expect our losses to continue for the foreseeable future and we may never achieve profitability.

We need and may not be able to obtain additional financing.

As of December 31, 2005, we had a working capital deficiency of approximately $7.4 million. Despite raising approximately $1,450,000 in equity from January 1, 2006 through March 31, 2006, we need to raise additional capital in order to continue to fund our plan of operations and service our debts. We have no sources of financing from which we can draw immediately. We cannot assure investors that we will have adequate capital resources to fund planned operations or that any additional funds will be available to our company when needed, or if available, will be available on favorable terms or in amounts required. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our existing and planned operations.

We are dependent on a limited number of customers.

Substantially all of our historical revenue has been attributable to our Lightec business. During the six months ended December 31, 2004, substantially all of our revenue was attributable to a contract with the Bridgeport School District funded by the Federal eRate program. While additional amounts have been budgeted for this project for the 2004-2005 school year and we have received Federal approval under the eRate program, the School District has advised Lightec that it does not intend to authorize additional work under this contract and we received no income from this contract during the six months ended December 31, 2005. Our plan of operation is dependent on successfully fulfilling the Bridgeport and New Haven contracts. Should we fail for any reason to perform the balance of the contracts, or if Federal approval is not granted or Bridgeport or New Haven defaults on payments under the contract, we will not have sufficient funding to continue the Lightec business as planned and our other activities will be substantially harmed. We only had $1,400 in revenue for the six months ended December 31, 2005, none from Lightec.

Our Lightec assets remain subject to creditors liens granted in connection with two debt obligations which have been settled but which may be foreclosed upon should we default in payment of settlement agreements.

We have granted a first priority lien in the assets and revenue of Lightec to secure repayment of a debenture in the principal amount of $2,588,237 as of June 30, 2005. This balance was reduced to $400,000 in the quarter ended March 31, 2006, along with a convertible note of $410,000.

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

Any acquisitions, investments, strategic alliances, or related efforts will be accompanied by risks such as the:

-     Difficulty of identifying appropriate acquisition candidates;
-     Difficulty of assimilating operations of respective entities;
-     Potential disruption of our ongoing business;
-     Potential liability for unknown debts;
-     Loss of key management and operating personnel;
- Difficulties managing joint ventures especially those in which we may hold less than a majority interest;
- In ability of management to integrate businesses and capitalize on opportunities presented by acquisitions, investments, strategic alliances or related efforts;
- Failure to successfully incorporate licensed or acquired technology and rights into our services;
- Inability to maintain uniform standards, controls, procedures and policies; and
- Impairment of relationships with employees and customers as a result of changes in management.

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

We do not expect that our disclosure controls and procedures and there can be no assurance that error and fraud will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

The following sets forth certain information regarding sales of our securities during the six months ended December 31, 2005, which sales were not registered under the Securities Act of 1933. Unless otherwise indicated, no underwriters were involved in these transactions.

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

In addition, the Company issued shares of its stock in connection with the settlement of debt. Those issuances are summarized under "Consolidated Condensed Financial Statements - Note 11 - Subsequent Events".

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

At September 30, 2005, the Company had defaulted on its senior notes payable to the Longview Funds. This debt was subsequently restructured in November 2005.

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


                                                  SIVAULT SYSTEMS, INC.
                                                  (Registrant)

Date:  June 6, 2006                               /s/  John Mahoney
                                                  ------------------------------
                                                  John Mahoney, President,
                                                  Chief Executive Officer

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