Form 10QSB
period 2006-03-31
SiVault Systems, Inc.
filed 2006-06-15
CIK 1101046

FORM 10QSB
SIVAULT SYSTEMS, INC. - SVTL.OB
FILED: MAY ___, 2006 (PERIOD: MARCH 31, 2006)
Quarterly report filed by small businesses

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   Form 10-QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

         COMMISSION FILE NUMBER                      0-30711
         ----------------------                      -------

                              SIVAULT SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                 Nevada                              98-0209119
   --------------------------------      ---------------------------------
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

     ----------------------------------------------------------------------
(Former Name, Former Address, and Former Fiscal Year, if changed since last report)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the Registrant is an Accelerated Filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2006

Common Stock, $.001 par value                           61,823,949
-----------------------------                        ----------------
Class                                                Number of shares

                                TABLE OF CONTENTS


PART I.
-------

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

                                     PART I
                                     ------

ITEM 1. FINANCIAL STATEMENTS



SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS


                                                           March 31,   June 30,
                                                             2006        2005
                                                         -----------------------
                                                         (Unaudited)
CURRENT ASSETS
  Cash                                                   $  354,339   $    9,808
  Accounts receivable - net of allowance of $663,906
   and $663,906, respectively                                    --      204,042
  Inventory                                                  12,577      136,606
  Prepaid expenses and other current assets                  24,040      354,639
                                                         -----------------------
     TOTAL CURRENT ASSETS                                   390,956      705,095

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
 DEPRECIATION                                                64,710       70,000
OTHER ASSETS                                                  6,957      113,457
INTANGIBLE ASSETS                                         7,254,058    7,254,058
                                                         -----------------------

                                                         $7,716,681   $8,142,610
                                                         =======================


The accompanying notes are an integral part of these consolidated condensed financial statements.

SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (continued)

                                                                                    March 31,       June 30,
                                                                                      2006            2005
                                                                                 ----------------------------
                                                                                  (Unaudited)
CURRENT LIABILITIES
    Accounts payable and accrued liabilities - non-related parties               $  2,535,166    $  3,886,599
    Accounts payable and accrued liabilities - related parties                         34,402         812,170
    Notes and loans payable - non-related parties                                   1,356,998       1,370,377
    Notes and loans payable - related parties                                         289,214       1,491,856
    Convertible notes and settlement payable                                          809,800       2,039,509
    Corporate income taxes payable                                                    179,920         179,920
                                                                                 ----------------------------
      TOTAL CURRENT LIABILITIES                                                     5,205,500       9,780,431
                                                                                 ----------------------------


OTHER LIABILITIES                                                                          --          15,915
                                                                                 ----------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock
     Authorized - 100,000,000 shares $0.001 par value
     Issued and outstanding - 61,823,949 and 20,510,636
     shares, as of March 31, 2006 and June 30, 2005,
     respectively                                                                      61,824          20,511
  Additional paid-in capital                                                       47,109,405      40,445,476
  Accumulated other comprehensive loss                                                 (7,311)         (7,311)
  Accumulated deficit                                                             (44,652,737)    (42,112,412)
                                                                                 ----------------------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                        2,511,181      (1,653,736)
                                                                                 ----------------------------
                                                                                 $  7,716,681    $  8,142,610
                                                                                 ============================

The accompanying notes are an integral part of these consolidated condensed financial statements.

SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                        Nine Months Ended                  Three Months Ended
                                                             March 31,                           March 31,
                                                  -----------------------------       -----------------------------
                                                      2006               2005             2006              2005
                                                  -----------       -----------       -----------       -----------
REVENUES

     Contract revenues earned                     $        --       $ 1,497,759       $        --       $   295,778

     Other revenues                                     1,400            23,300                --             4,200
                                                  -----------       -----------       -----------       -----------
                                                        1,400         1,521,059                --           299,978
                                                  -----------       -----------       -----------       -----------
OPERATING EXPENSES

     Cost of revenues earned                            9,900           658,926                --           167,141

     Selling, general and administrative            3,319,147         8,950,091         1,792,398         3,519,923
                                                  -----------       -----------       -----------       -----------
                                                    3,329,047         9,609,017         1,792,398         3,687,064
                                                  -----------       -----------       -----------       -----------

LOSS FROM OPERATIONS                               (3,327,647)       (8,087,958)       (1,792,398)       (3,387,086)
                                                  -----------       -----------       -----------       -----------
OTHER (INCOME) EXPENSES:

     Interest expense                                 617,739           664,060            55,643           493,177
     Gain on settlement of debt                    (1,405,061)               --          (286,150)               --
                                                  -----------       -----------       -----------       -----------

                                                     (787,322)          664,060          (230,507)          493,177
                                                  -----------       -----------       -----------       -----------
LOSS BEFORE PROVISION FOR INCOME TAXES             (2,540,325)       (8,752,018)       (1,561,891)       (3,880,263)


PROVISION FOR INCOME TAXES                                 --                --                --                --
                                                  -----------       -----------       -----------       -----------
NET LOSS
                                                  $(2,540,325)      $(8,752,018)      $(1,561,891)      $(3,880,263)
                                                  ===========       ===========       ===========       ===========
BASIC AND DILUTED LOSS PER COMMON SHARE:

     NET LOSS                                     $     (0.07)      $     (0.58)      $     (0.03)      $     (0.22)
                                                  ===========       ===========       ===========       ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) NINE MONTHS ENDED MARCH 31, 2006
(UNAUDITED)


                                                                                                                  Total
                                        Common Stock            Additional      Other                         Stockholders'
                                ------------------------------   Paid-In    Comprehensive     Accumulated        Equity
                                    Shares        Amount         Capital         Loss           Deficit       (Deficiency)
                                ------------------------------------------------------------------------------------------
Balance, June 30, 2005
(Audited)                         20,510,636   $     20,511   $ 40,445,476   $     (7,311)   $(42,112,412)   $ (1,653,736)

Issuance of common stock for:
  Cash (net of finders fees)      17,092,400         17,092      2,520,984             --              --       2,538,076

Settlement of accounts
  payables and accrued
  liabilities                      3,850,000          3,850        745,150             --              --         749,000

Settlement of notes and
  loans payable                   11,551,905         11,552      1,668,322             --              --       1,679,874

Services                           8,819,008          8,819      1,398,601             --              --       1,407,420

Issuance of stock options for
  services                                --             --          4,848             --              --           4,848

Issuance of stock warrants
  for settlement of notes
  payable                                 --             --        265,238             --              --         265,238

Issuance of stock warrants as
  consideration for a note
  payable                                 --             --         60,786             --              --          60,786

Net loss                                  --             --             --             --      (2,540,325)     (2,540,325)
                                ------------------------------------------------------------------------------------------

Balance, December  31, 2005
(Unaudited)                       61,823,949   $     61,824   $ 47,109,405   $     (7,311)   $(44,652,737)      2,511,181
                                ==========================================================================================

The accompanying notes are an integral part of these consolidated condensed financial statements.

SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) NINE MONTHS ENDED MARCH 31, 2005
(UNAUDITED)

                                                                                                                        Total
                                          Common Stock              Additional       Other                          Stockholders'
                                  ----------------------------       Paid In     Comprehensive     Accumulated         Equity
                                     Shares          Amount          Capital          Loss           Deficit        (Deficiency)
                                  ------------    ------------    ------------    ------------     ------------     ------------
Balance, June 30, 2004
(Audited)                            7,924,664    $      7,924    $ 14,548,456    $     (7,222)    $(18,212,058)    $ (3,662,900)

Issuance of common stock for:
  Cash (net of finders fees)         2,578,124           2,578       3,345,471              --               --        3,348,049

Services                               843,889             844       1,974,656              --               --        1,975,500
Issuance of common stock to
  settle accounts payables
  and accrued liabilities              420,003             420         692,108              --               --          692,528
Issuance of common stock for
  the acquisition of SiVault
  Analytics, Inc. and related
  costs                              4,140,000           4,140       7,419,860              --               --        7,424,000
Exercise of warrants                   166,667             167         333,167              --               --          333,334
Issuance of stock options and
  warrants for service                      --              --       1,055,900              --               --        1,055,900
Issuance of common stock
  due to conversion of
  convertible notes                    192,500             193         432,932              --               --          433,125
Issuance of common stock and
  warrants as consideration of
  loans                                207,600             208       1,373,620              --               --        1,373,828
Issuance of common stock for
  the acquisition of eMedRx
  stock and Viaquo assets and
  related costs                      3,629,736           3,630       5,254,870              --               --        5,258,500
Other comprehensive loss for
  the nine month period ended
March 31, 2005                              --              --              --             (89)              --              (89)
Net loss for the nine month
  period ended March 31, 2005               --              --              --              --       (8,752,018)      (8,752,018)
                                  ------------    ------------    ------------    ------------     ------------     ------------

Balance, March 31, 2005
(Unaudited)                         20,103,185    $     20,104    $ 36,431,040    $     (7,311)    $(26,964,076)    $  9,479,757
                                  ============    ============    ============    ============     ============     ============

The accompanying notes are an integral part of these consolidated condensed financial statements.


                                       7A

SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                  Nine months ended
                                                                                      March 31,
                                                                          ----------------------------------
                                                                               2006                2005
                                                                          ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                             $   (2,540,325)     $   (8,752,018)
     Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Depreciation and amortization of property and equipment                    9,498             126,910
        Issuance of common stock for services                                  1,407,420           1,975,500
        Issuance of stock options for services                                     4,848           1,055,900
        Gain on settlement of notes and loans payable                           (804,601)                 --
        Gain on settlement of accounts payable and
          accrued liabilities                                                   (600,460)                 --
        Amortization of debt discount as non-cash interest expense               256,518             297,730
        Deferred rent expense                                                    (10,495)             (4,844)
     Change in assets and liabilities:
        Accounts receivable                                                      204,042            (145,105)
        Inventory                                                                124,029            (527,151)
        Prepaid expenses and other current assets                                167,255             (65,053)
        Security deposits                                                             --             (70,580)
        Other assets                                                             106,500                  --
        Accounts payable and accrued liabilities                                (319,647)            786,513
        Other liabilities                                                         (5,420)                 --
        Billings in excess of costs and estimated earnings on
          uncompleted contracts                                                       --             (90,018)
                                                                          ----------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                         (2,000,838)         (5,412,216)
                                                                          ----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash acquired in acquisition                                                     --               5,622
     Purchase of property and equipment                                           (4,208)           (917,391)
                                                                          ----------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                             (4,208)           (911,769)
                                                                          ----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from the issuance of common stock                            2,538,076           3,348,049
     Proceeds from the exercise of stock warrants                                     --             333,334
     Proceeds from convertible debt and other notes payable                           --           3,546,341
     Proceeds from notes payable - related parties                               461,701             962,017
     Repayments of shareholders' advances                                             --            (115,000)
     Repayment of notes and loans payable                                       (250,000)                 --
     Repayments of convertible debenture and settlement payable                 (400,200)         (1,358,569)
     Repayments of capital lease obligations                                          --              (3,329)
                                                                          ----------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      2,349,577           6,712,843
                                                                          ----------------------------------

NET INCREASE IN CASH                                                             344,531             388,858

CASH: BEGINNING OF PERIOD                                                          9,808             112,880
                                                                          ----------------------------------
CASH: END OF PERIOD                                                       $      354,339      $      501,738
                                                                          ==================================

The accompanying notes are an integral part of these consolidated condensed financial statements

SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

                                                                                       Nine Months Ended
                                                                                            March 31,
                                                                                 ----------------------------
                                                                                     2006              2005
                                                                                 -----------       ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID DURING THE PERIOD FOR:

Interest                                                                         $      243        $  188,451
                                                                                 ============================
Income taxes                                                                             --                --
                                                                                 ============================

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock for:

     Services                                                                    $1,407,420        $1,975,500
                                                                                 ============================
     Settlement of account payables and accrued liabilities                      $  749,000        $  692,528
                                                                                 ============================
     Settlement of notes and loans payable                                       $1,679,874                --
                                                                                 ============================
     Due to conversion of convertible notes                                              --        $  433,125
                                                                                 ============================
     Excess cost of net assets acquired in the purchase of:

          SiVault Analytics, Inc.                                                        --        $7,863,060
                                                                                 ============================
          Viaquo asset purchase                                                          --        $5,097,058
                                                                                 ============================
Issuance of stock options for services                                           $    4,848        $1,055,900
                                                                                 ============================

Issuance of stock warrants for settlement of notes payable                       $  265,238        $       --
                                                                                 ============================

Issuance of common stock and stock warrants as consideration
     of notes and loans payable                                                  $   60,786        $1,373,828
                                                                                 ============================

Issuance of a note payable - related party to pay off a note
     payable - related party                                                             --        $  150,000
                                                                                 ============================

The accompanying notes are an integral part of these consolidated condensed financial statements.

SIVAULT SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
---------------------

NOTE 1 - BASIS OF PRESENTATION

The accompanying Consolidated Condensed Financial Statements of SiVault Systems, Inc. and subsidiaries (collectively, the "Company" and "SiVault"") have been prepared in accordance with principles generally accepted for interim financial statement presentation and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted for complete financial statements presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report of Form 10-KSB for the year ended June 30, 2005. There have been no changes in significant accounting policies since June 30, 2005, except as disclosed in Note 2.

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

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts", represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts", represents billings in the excess of revenues recognized.

Revenue is recognized when realization is probable and the amount can be reliably estimated. When realization is probable, but the amount cannot be reliably estimated, revenue is recognized to the extent of costs incurred.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123, "Accounting for Stock Based Compensation", as amended by SFAS No. 148 " Accounting for Stock-Based Compensation - Transition and Disclosure- an Amendment of SFAS No. 123". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. Stock warrants and options issued to consultants and others are expensed in accordance with SFAS No. 123, as amended by SFAS No. 148. For employee stock options, the Company has adopted SFAS No. 123 (revised), "Share-Based Payment" which requires that the fair market value of share-based compensation, such as stock options, be charged to expense over the period earned, for the fiscal year beginning July 2005.

SEGMENT INFORMATION

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", establishes annual and interim reporting standards for an enterprise's operating segments, and related disclosures about its products, services, geographic areas and major customers. As defined in SFAS No. 131, the Company had two operating segments for the nine months ended March 31, 2006 and 2005.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior period's consolidated financial statements to conform to the current periods presentations.


NOTE 3 - MANAGEMENT'S LIQUIDITY PLANS

As shown on the accompanying financial statements, the Company has shown cumulative from inception, recurring losses from operations, negative cash flows from operations, and as of March 31, 2006 had a working capital deficit of approximately $4.8 million. These factors raise significant doubt as to the Company's ability to continue as a going concern.

Management's plan includes the following:

      1. Significantly reducing and/or minimizing the Company's monthly overhead costs while the Company addresses items below concurrent with securing of a third party long-term revenue generating contract(s) or licensing agreement(s);
      2. Raising equity through private placements. The Company has raised approximately $2.5 million in private placement of the Company's common shares from July l, 2005 through March 31, 2006;
      3. Concluding debt settlement agreements with related and/or non-related parties;
      4. Additional private placements of debt or equity subsequent to date of this report.

However, continuation of the business thereafter is dependent on the Company's ability to achieve profitable operations and sufficient cash flow to meet its current obligations. The Company entered into a licensing agreement with Hypercom Corporation in February 2006. Management believes that the agreement with Hypercom will increase revenues commencing in the third fiscal quarter of fiscal 2007. Consequently, the Company will be able to settle certain debt(s) and continue its business for the next twelve months.

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

The following table sets forth the computation of basic and diluted per share information:

                                                          Nine Months Ended       Three Months Ended
                                                               March 31,               March 31
                                                            (in thousands)          (in thousands)
                                                       ----------------------------------------------
                                                         2006         2005        2006         2005
                                                       --------     --------    --------     --------
Numerator:

        Net loss                                       $ (2,540)    $ (8,752)   $ (1,562)    $ (3,880)
                                                       ========     ========    ========     ========
Denominator:

        Weighted average common shares outstanding       34,020       14,979      52,581       17,342
                                                       ========     ========    ========     ========

Basic (and Diluted) Loss Per Share:

Net loss                                               $  (0.07)    $  (0.58)   $  (0.03)    $  (0.22)
                                                       ========     ========    ========     ========

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



Cash                                                            $       5,622
Property and equipment                                                 51,815
Other assets                                                              450
Excess cost over net tangible assets acquired                       7,863,060
                                                                -------------
         Total assets                                               7,920,947
                                                                -------------
Accrued expenses                                                     (381,947)
Advance from shareholder                                             (115,000)
                                                                -------------
         Total liabilities                                           (496,947)
                                                                -------------
Net assets acquired                                             $   7,424,000
                                                                =============

The initial allocation of the purchase price was not based on an evaluation of the amount assigned to excess cost over net tangible assets acquired. Subsequent to the purchase of SiVault Analytics, Inc., the Company reviewed the initially recorded excess cost over net tangible assets and identifiable intangible assets acquired amount and determined that $2,157,000 should be assigned as the fair value of a technology product intangible and that the remaining $5,706,060 related to other elements, such as the associated management team, for which specific fair values could not be quantified. As of June 30, 2005 the factors supporting the realization of any future benefits from those other elements were no longer present. Consequently, the Company has charged the entire $5,706,060 to expense for the year ended June 30, 2005 as an impairment of cost in excess of fair values of net assets acquired. The $2,157,000 assigned as the fair value of a technology product intangible will be amortized over its useful life once it is placed in service. The Company has not yet determined the useful life of this intangible asset. Because the marketability and functioning of this technology has not yet been proven, there remains substantial doubt about whether this technology will ultimately provide any value.

VIAQUO

In November 2004, the Company purchased substantially all of the assets of Viaquo Corporation ("Viaquo") related to Viaquo's ViaSeal Access Control Business in exchange for 3,050,000 shares of the Company's restricted common shares, of which (1) 750,000 shares were delivered to Viaquo at closing, valued at the market price on the date of issuance of $2.35 per share and (2) 2,050,000 shares were placed in escrow to be held until the earlier to occur of (i) the issuance of a U.S. Patent for certain U.S. Patent Applications acquired by SiVault, or (ii) the abandonment by SiVault of the U.S. Patent and Trademark Office following final rejection thereof by the U.S. Patent and Trademark Office, and (3) the remaining 250,000 shares were placed in escrow to be held until the earlier to occur of (i) the issuance by the European Patent Office ("EPO") of a decision to grant a European Patent with respect to an European Patent Application acquired by SiVault, or (ii) the abandonment by SiVault of the European Patent Application following a final refusal by EPO to grant the European Patent.

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

Property and equipment                                          $       36,269
Excess cost over net tangible assets acquired                        5,097,058
                                                                --------------
         Total assets                                                5,133,327
                                                                --------------
Vacation pay liability                                                 (52,553)
                                                                --------------
         Net                                                         5,080,774
                                                                --------------
License fee due to Viaquo at purchase date                             250,000
                                                                --------------
Advance to Viaquo from the Company                                     (37,046)
                                                                --------------
         Net assets acquired                                    $    5,293,728
                                                                ==============

The initial allocation of the purchase price was not based on an evaluation of the amount assigned to excess cost over net tangible and identifiable intangible assets acquired. Subsequent to the purchase of the ViaSeal Access Control Business, the Company reviewed the initially recorded excess cost over net tangible and identifiable intangible assets acquired amount and determined that all of it should be assigned as the fair value of the technology acquired. The amount assigned as the fair value of the technology will be amortized over its useful life, which has not yet been determined. Because uncertainties remain about the marketability and functioning of this technology, there is substantial doubt about whether this technology will ultimately provide any value.

The following table shows the unaudited pro forma results of the Company, giving effect to the acquisition of SiVault Analytics, Inc. and the purchase of the ViaSeal Access Control business, assuming they were consummated at the beginning of the nine months ended March 31, 2006 and 2005:

---------------------------------------------------------------------------------------------------------
                                    Nine months ended March 31,            Three months ended March 31,
---------------------------------------------------------------------------------------------------------
                                     2006                2005                2006                2005
---------------------------------------------------------------------------------------------------------
Revenues                       $        1,400      $    1,521,059      $           --      $      299,978
---------------------------------------------------------------------------------------------------------
Net loss                       $   (2,540,325)     $   (9,678,384)     $   (1,561,891)     $   (3,880,263)
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Basic and diluted net          $        (0.07)     $        (0.55)     $        (0.03)     $        (0.20)
loss per common share
---------------------------------------------------------------------------------------------------------

NOTE 6 - NOTES AND LOANS PAYABLE - NON-RELATED PARTIES

                                                                                        March 31,            June 30,
                                                                                          2006                 2005
                                                                                      -----------           -----------
As of March 31, 2006, the Company had four short-term promissory notes from non-related parties totalling $731,367. These notes bear interest at an annual rate of 12%, payable at the end of their terms. The principal amount of the June
30, 2005 notes is reflected on the balance sheet, net of the fair market value of the warrants and the stock issued, which are accounted for as debt discount.
As of March 31, 2006, the Company was in default of payment on all four notes.        $   731,367           $ 1,141,653

As of March 31, 2006, the Company has two note settlements totaling $525,800 to be paid within a year bearing no annual interest rates. The Company had two
other loans totaling $99,831 with no terms and bearing no annual interest rates,          625,631               393,998
                                                                                      -----------           -----------
                                                                                        1,356,998             1,535,651

Less: Debt Discount                                                                            --               165,274
                                                                                      -----------           -----------
                                                                                      $ 1,356,998           $ 1,370,377
                                                                                      ===========           ===========

For the three and nine months ended March 31, 2006, the Company had a loss on the settlement of notes and loans payable - non-related parties (including accrued interest) of $331,557. There was no gain or loss for the three and nine months ended March 31, 2005.

NOTE 7 - NOTES AND LOANS PAYABLE - RELATED PARTIES
                                                                                        March 31,            June 30,
                                                                                          2006                 2005
                                                                                      -----------           ----------
As of March 31, 2006, the Company had a four-month promissory note from a related party bearing an interest rate of 8%, payable on July 31, 2006. The principal amount of this note is reflected on the balance sheet, net of the fair market value of the warrants and the stock issued, which are
accounted for as debt discount.                                                       $   200,000           $ 1,379,667

As of March 31, 2006, the Company had one note settlement from a related party totaling $150,000 bearing no annual interest rate. Final payment of the settled
note was due May 15, 2006, but has been extended.                                         150,000               120,833
                                                                                      -----------           -----------
                                                                                          350,000             1,500,500
Less: Debt Discount                                                                        60,786                 8,644
                                                                                      -----------           -----------
                                                                                      $   289,214           $ 1,491,856
                                                                                      ===========           ===========
For the three and nine months ended March 31, 2006, the Company had a gain on the settlement of notes and loans payable - related parties (including accrued interest) of $17,250 and $192,037, respectively. There was no gain or loss for the three and nine months ended March 31, 2005.

NOTE 8 - CONVERTIBLE NOTES AND SETTLEMENT PAYABLE

                                                                                        March 31,            June 30,
                                                                                          2006                 2005
                                                                                      -----------           ----------
On November 23, 2004 and January 19, 2005, the Company issued $3 million of convertible notes to three investment funds ("Longview"). The convertible notes bore interest at the prime rate plus 3%. The Company also issued a total of
400,000 warrant shares, which may be converted within five years of issuance at
$3 per share. The convertible notes were secured by a first priority lien on all of the assets of the Company and are reflected on the balance sheet, net of the fair market values of warrants and the beneficial conversion feature, which are
accounted for as debt discount.                                                       $        --           $ 2,588,237

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

            (d) Balance of debt to be forgiven if Company is not in default of the foregoing terms and conditions.

                                                                                          809,800                    --
                                                                                      -----------           -----------
                                                                                          809,800             2,588,237

Less: Debt Discount                                                                            --               548,728
                                                                                      -----------           -----------

                                                                                      $   809,800           $ 2,039,509
                                                                                      ===========           ===========

For the three and nine months ended March 31, 2006, the Company had a gain on settlement of the convertible debt, net of deferred finance costs and accrued interest of $0 and $944,121, respectively. There was no gain or loss for the three and nine months ended March 31, 2005.


NOTE 9 - STOCKHOLDERS' EQUITY

On February 1, 2006, the Board of Directors approved that each of the nine members of the board be issued a one-time grant of 250,000 restricted shares of the Company's common stock valued at at $0.22 per share totaling $495,000. The Board of Directors also approved the issuance of 100,000 restricted shares to each board member for fiscal year 2006 compensation valued at $0.22 per share totaling $198,000.

In February 2006, the shareholders of the Company voted to increase the amount of authorized shares of the Company, as follows:

      1)    Common stock from 50 million to 100 million, and
      2) Preferred stock from 1.5 million to 3 million. The Company has not issued any preferred stock as of March 31, 2006.

NOTE 10 - STOCK-BASED WARRANTS AND STOCK OPTIONS

WARRANTS

As of March 31, 2006, the Company had the following warrants outstanding:

     WARRANTS             EXERCISE PRICE         EXPIRATION
   OUTSTANDING              PER SHARE                DATE
------------------        --------------       ------------------
    1,004,975               $  2.00            August 22, 2006
      187,500                  4.00            September 13, 2006
    1,003,150                  6.00            September 13, 2006
      600,998                  3.00            October 18, 2006
       35,000                  4.00            March 16, 2007
      250,000                  2.67            October 1, 2008
       23,408                 0.001            October 1, 2008
      100,000                  2.00            January 21, 2010
       30,000                  2.00            February 23, 2010
       66,666                  0.75            March 11, 2010
      150,000                  2.25            March 31, 2010
      328,653                  0.75            April 29, 2010
    2,825,000                  1.76            May 2, 2010
      100,000                  2.00            June 2, 2010
      321,000                  0.75            June 10, 2010
       42,000                  0.75            June 20, 2010
       57,600                  2.25            March 30, 2015
        8,333                  2.25            April 30, 2015
      581,500                  0.75            March 1, 2011
      200,000                  0.45            March 31, 2011
-------------
    7,915,783   SUBTOTAL
-------------

Other Warrants (in connection with loans, etc.)

      400,000                 $2.50            May 7, 2006
       50,000                  3.00            May 9, 2006
      400,000                  2.50            May 25, 2006
       50,000                  2.50            December 23, 2006
      672,000                  3.00            September 30, 2008
      200,000                  3.00            November 23, 2009
      200,000                  3.00            January 19, 2010
      150,000                  3.00            May 26, 2010
       50,000                  3.00            June 17, 2010
   ----------
    2,172,000  SUBTOTAL
   ----------
   10,087,783 TOTAL WARRANTS
   ==========

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

By March 31, 2006, all of the Company's employees based in San Jose were terminated and, under the terms of the 2004 Plan, options issued to these employees terminated three months after the date of their separation.

NOTE 11 - BUSINESS SEGMENTS

The summarized financial information, concerning the Company's reportable segments for the nine months ended March 31, 2006 and 2005, is as follows:


                                     Biometric       Professional
                                     Security        Services         Total
                                     ---------       ------------     -----
          2006
          ----
Net sales                          $     1,400     $        --     $     1,400
Operating loss                      (3,313,778)        (13,869)     (3,327,647)
Total assets                         7,716,681              --       7,716,681
Depreciation and amortization            9,498              --           9,498
Capital expenditures                     4,208              --           4,208
Interest expense                       617,739              --         617,739
Gain on settlement of debt             893,592         511,469       1,405,061

                                     Biometric       Professional
                                     Security        Services         Total
                                     ---------       ------------     -----
           2005
           ----
Net sales                         $     23,300    $  1,497,759   $  1,521,059
Operating loss                      (8,619,376)        531,418     (8,087,958)
Total assets                        15,950,238       1,055,329     17,005,567
Depreciation and amortization          124,822           2,088        126,910
Capital expenditures                   916,943             448        917,391

Interest expense                       664,060              --        664,060


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

The following discussion of critical accounting policies represents our attempt to report on those accounting policies which we believe are critical to our consolidated financial statements and other financial disclosure. It is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in our annual report on Form 10KSB for the year ended June 30, 2005.

We have identified the following as critical accounting policies affecting our company: Revenue Recognition; Income Taxes; and Long-Lived Assets.

Revenue Recognition

Our revenue recognition policies are significant because our revenue is a key component of our results of operations. Revenue recognition in connection with our Lightec business, which accounted for substantially all of our approximately $1,500,000 in revenues for the nine months ended March 31, 2005 is particularly subjective as it has historically been generated from fixed-price or modified fixed-price contracts. Recognition of revenue from these contracts requires the estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized using the percentage-of-completion method as costs (primarily labor and materials) are incurred, with revisions to estimates reflected in the period in which changes become known. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy our obligations under the contracts, then future revenue and margins from this business may be significantly and negatively affected or losses on existing contracts may need to be recognized. Any such resulting changes in revenues and reductions in margins or contract losses could be material to our results of operations.

Income Taxes

We have a history of losses. These losses generated federal net operating loss ("NOL") carry forwards of approximately $20 million as of June 30, 2005. Generally accepted accounting principles require that we record a valuation allowance against the deferred income tax asset associated with these NOL carry forwards and other deferred tax assets if it is "more likely than not" that we will not be able to utilize them to offset future income taxes. Due to our history of unprofitable operations, we only recognize net deferred tax assets in those subsidiaries in which we believe that it is "more likely than not" that we will be able to utilize them to offset future income taxes in the future. We currently provide for income taxes only to the extent that we expect to pay taxes on current income.

It is possible, however, that we could be profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the NOL carry forwards and other deferred tax assets. The net operating loss carry forwards may be limited in accordance with
Section 382 of the Internal Revenue Code, as amended, based on certain changes in ownership that have occurred, or could occur in the future. Upon becoming profitable, we would record the estimated net realizable value of the deferred tax assets at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax assets could cause our provision for income taxes to vary significantly from period to period.

Long-Lived Assets

We review the carrying value of our long-lived assets held for use whenever circumstances indicate there may be an impairment. For all assets excluding goodwill, the carrying value of a long-lived asset is considered impaired if the sum of the undiscounted cash flows is less than the carrying value of the asset. If this occurs, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. The fair value is determined by applying a market-rate multiple to the estimated near-term future revenue stream expected to be produced by the segment. We have adopted SFAS No. 142, "Goodwill and Other Intangible Assets" for the purpose of implementing SFAS No. 142, we have designated the fourth fiscal quarter as the period of the annual test.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 vs. Three Months Ended March 31, 2005
-----------------------------------------------------------------------

Our revenues for the three months ended March 31, 2006 were $0, a decrease of $299,978 or 100% from the three months ended March 31, 2005. Our revenues were substantially all generated in 2005 from the Lightec subsidiary, in regards to the Bridgeport School District ("Bridgeport") contract. The loss of revenues in 2006 resulted from the cessation of income earned under the Bridgeport contract.

The cost of revenues for the three months ended March 31, 2006 was $0, a decrease of $167,141 from the three months ended March 31, 2005 due to the cessation of income earned under the Bridgeport contract.

Our selling, general and administrative expenses for the three months ended March 31, 2006 were $1,792,398, a decrease of approximately $1.7 million or approximately 49% from the three months ended March 31, 2005. The decrease in the selling, general and administration expense for the three months ended March 31, 2006 was primarily attributable to the closing of the San Jose office in September 2005, where most of our employees and operations were located. For the three months ended March 31, 2006, payroll and related costs and consulting fees decreased by approximately $1.1 million, and $500,000, respectively, as compared to the three months ended March 31, 2005.

Our other (income) expenses for the three months ended March 31, 2006 was $230,507 of income, an increase in income of $723,684, as compared to the three months ended March 31, 2005. Interest expense for the three months ended March 31, 2006 was $55,643, a decrease of $437,534, or approximately 89% from the three months ended March 31, 2005. The decrease in interest expense can be attributable to lower average note and loan balances as a result of debt settlements. We had a gain on settlement of debt of $286,150 for the three months ended March 31, 2006, and none for the three months ended March 31, 2005.

Our net loss for the three months ended March 31, 2006 was $1,561,891, as compared to the loss of $3,880,263 for three months ended March 31, 2005, a decrease in loss of $2,318,372, or approximately 60%. The decrease in net loss was primarily attributable to the reduction in selling, general and administrative costs due to the closing of the San Jose office in September 2005, where most of our employees and operations were located, and a gain on settlement of debt of $286,150 for the three months ended March 31, 2006.

Nine Months Ended March 31, 2006 vs. Nine Months Ended March 31, 2005
----------------------------------------------------------------------

Our revenues for the nine months ended March 31, 2006 were $1,400, a decrease of approximately $1.5 million or 100% from the nine months ended March 31, 2005. Our revenues were substantially all generated for the nine months ended March 31, 2005 from the Lightec subsidiary, in regards to the Bridgeport contract. The loss of revenues for the nine months ended March 31, 2006 resulted from the cessation of income earned under the Bridgeport contract.

The cost of revenues for the nine months ended March 31, 2006 was $9,900, a decrease of $649,026 or approximately 98% from the nine months ended March 31, 2005 due to the cessation of income earned under the Bridgeport contract.

Our selling, general and administrative expenses for the nine months ended March 31, 2006 were $3,319,147, a decrease of approximately $5.6 million or approximately 63% over the nine months ended March 31, 2005. The decrease in the selling, general and administration expense for the nine months ended March 31, 2006 was primarily attributable to the closing of the San Jose office in September 2005, where most of our employees and operations were located. For the nine months ended March 31, 2006 payroll and related costs, consulting fees, board of directors/advisory board fees, professional fees, and travel and entertainment decreased by approximately $2 million, $1.3 million, $550,000, $300,000, and $300,000, respectively, as compared to the nine months ended March 31, 2005.

Our other (income) expenses for the nine months ended March 31, 2006 was $787,322 of income, an increase in income of $1,451,382, as compared to the nine months ended March 31, 2005. Interest expense for the nine months ended March 31, 2006 was $617,739, a decrease of $46,321, or approximately 7% from the nine months ended March 31, 2005. The decrease in interest expense can be attributable to lower average note and loan balances as a result of debt settlements for the nine months ended March 31, 2006, as compared to the nine months ended March 31, 2005. We had a gain on settlement of debt of $1,405,061 for the nine months ended March 31, 2006, and none for the nine months ended March 31, 2005.

Our net loss for the nine months ended March 31, 2006 was $2,540,325, as compared to the net loss of $8,752,018 for the nine months ended March 31, 2005, a decreased in loss of $6,211,693, or approximately 71%. The decrease in net loss was primarily attributable to the reduction in selling, general and administrative costs due to the closing of the San Jose office in September 2005, where most of our employees and operations were located, and a gain on settlement of debt of $1,405,061 for the nine months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2006, our consolidated operating activities did not generate positive cash flow. We financed our operations primarily through the placement of our common stock and the issuance of new debt. We had a working capital deficit of approximately $4.8 million as of March 31, 2006 as compared with $9.1 million at June 30, 2005. Cash increased by $344,531 during the nine months ended March 31, 2006.

Net cash used in operating activities was $2,000,838 during the nine months ended March 31, 2006, as compared to $5,412,216 during the nine months ended March 31, 2005. Net cash used in operations for the nine months ended March 31, 2005 resulted primarily from our net loss of approximately $2.5 million, offset by an increase in non-cash income and expenses of approximately $260,000 (including a going on settlement of debt of approximately $1.4 million issuance of common stock for services of approximately $1.4 million and amortization of debt of $256,518), and decreases in accounts receivable of $204,042, inventory of $124,029 and prepaid expenses and other current assets of $167,255.

Investing activities utilized $4,208 of cash during the nine months ended March 31, 2006, as compared to $911,769 for the nine months ended March 31, 2005. Purchases of property and equipment for the nine months ended March 31, 2005 were primarily for computers, servers, routers, storage devices and software.

Financing activities provided $2,349,577 of cash during the nine months ended March 31, 2006 as compared to $6,712,843 for the nine months ended March 31, 2005. Net cash provided resulted primarily from the issuance of common stock totaling approximately $2.5 million.

During the nine months ending March 31, 2006, we raised approximately $2.5 million in equity and we reduced outstanding indebtedness to a related party. The Company continues to finance its operations through the issuance of equity. The sale of additional equity or debt securities will result in further dilution to our stockholders. These securities may also have rights senior to those of holders of our common stock. Any indebtedness could contain covenants, which restrict our operations and limit our ability to incur additional debt. The proceeds from any such private placement will continue to be utilized to reduce or pay-off our outstanding obligations and to fund expanded operations.

The Company has been engaged in an intense effort at settling and/or refinancing debts the past nine months. To date approximately $6,700,000 in debts as of June 30, 2005 have been settled or restructured, including the approximately $2.5 million owed to the Longview Funds as of June 30, 2005 which was restructured by payment of $400,000 in February 2006, an additional payment of approximately $400,000 due June 15, 2006 and the issuance of convertible notes of $410,000 at a fixed conversion rate of $.20 per share for shares (subject to repurchase rights). The Company intends to continue to settle payables on favorable terms until such time as it is able to generate funds from operations.

In addition to the foregoing, ongoing operations will be funded by shareholder loans, equity and debt placements, and collection of Lightec's receivables. While the Company believes that these sources will be sufficient to fund operations through June 30, 2006, any significant expansion of business and realization of the Company's business plan will require a significant institutional investment in the Company, the sale of assets, realization of income from operations sufficient to sustain growth or a combination of these factors. In the past, the Company has, in part, relied on revenues from its Lightec subsidiary to fund operations. These revenues have decreased significantly, and the Company is no longer relying on this as a source of significant revenues. Moreover, the City of Bridgeport, CT Board of Education has notified Lightec that it disputes amounts owed to Lightec for past services rendered and also has stated that it may not utilize Lightec's services in the future.

In their audit report for the fiscal year ended June 30, 2005, our independent auditors stated that there is substantial doubt as to our ability to continue as a going concern as well as substantial doubt about whether our recorded intangible assets will provide future benefits. While the Company and its management is working diligently to achieve financial stability, it is unclear at this time whether long-term financing can be secured at all, or if secured may be secured on terms which will enable the Company to service its obligations and operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES AND FACTORS THAT MAY AFFECT FUTURE RESULTS

Interest Rate Risk:

Our exposure to market risk for changes in interest rates relates primarily to our short-term debt. Currently, only our convertible notes of $410,000 has a variable rate of interest based on the Libor rates.

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

We incurred a net loss of $18,194,294 during the fiscal year ended June 30, 2005 and $3,406,660 during the prior fiscal year. For the nine months ended March 31, 2006, we incurred a net loss of $2,540,325 as compared with a net loss of $8,752,018 for the nine months ended March 31, 2005. As of March 31, 2006, we had an accumulated deficit of $44,652,737. Our auditors have issued a qualification in their report on our financial statements for the year ended June 30, 2005, reflecting their concern about our ability to continue as a going concern for the current fiscal year. We expect to make significant expenditures in connection with the implementation of our new business strategy, including expenditures relating to sales and marketing activities, technology development and integration, potential acquisitions and administrative resources. As a result, we expect our losses to continue for the foreseeable future and we may never achieve profitability.

We need and may not be able to obtain additional financing.

As of March 31, 2006, we had a working capital deficiency of approximately $4.8 million. Despite raising approximately $2.5 million in equity from July 1, 2005 through March 31, 2006, we need to raise additional capital in order to continue to fund our plan of operations and service our debts. We have no sources of financing from which we can draw immediately. We cannot assure investors that we will have adequate capital resources to fund planned operations or that any additional funds will be available to our company when needed, or if available, will be available on favorable terms or in amounts required. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our existing and planned operations.

We are dependent on a limited number of customers.

Substantially all of our historical revenue has been attributable to our Lightec business. During the nine months ended March 31, 2005, substantially all of our revenue was attributable to a contract with the Bridgeport School District funded by the Federal eRate program. While additional amounts have been budgeted for this project for the 2004-2005 school year and we have received Federal approval under the eRate program, the School District has advised Lightec that it does not intend to authorize additional work under this contract. We earned only $1,400 of income during the nine months ended March 31, 2006, none from Lightec.

Our Lightec assets remain subject to creditors liens granted in connection with two debt obligations which have been settled but which may be foreclosed upon should we default in payment of settlement agreements.

We have granted a first priority lien in the assets and revenue of Lightec to secure repayment of a debenture in the principal amount of $2,588,237 as of June 30, 2005. This balance was reduced to an installment payment of approximately $400,000 , along with a convertible note of $410,000 as of March 31, 2006.

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

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

The following sets forth certain information regarding sales of our securities during the nine months ended Mach 31, 2006, which sales were not registered under the Securities Act of 1933. Unless otherwise indicated, no underwriters were involved in these transactions.

During the nine months period ended March 31, 2006, the Company sold approximately $14 million shares of its common stock to approximately ten individuals at prices between $.10 and $.45. All such shares were sold in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933.

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


                                                    SIVAULT SYSTEMS, INC.
                                                    ------------------------
                                                    (Registrant)

Date: June 15, 2006                                 /s/  John Mahoney
                                                    ------------------------
                                                    John Mahoney, President,
                                                    Chief Executive Officer

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